Form 10QSB/A
period 2002-09-30
COZUMEL CORP
filed 2004-10-14
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                   FORM 10-QSB/A

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        1,000,000
----------------------------------                         -------------------
Title of Class                                     Number of Shares outstanding
                                                        at September 30, 2002
Transitional Small Business Format     Yes            No    X

No exhibits included.


                                                COZUMEL CORPORATION
                                           (A Development Stage Company)

                                        UNAUDITED CONDENSED BALANCE SHEETS



                                                      ASSETS

                                                                                June 30,       September 30,
                                                                                  2002             2002

CURRENT ASSETS                                                              $            --    $          --
                                                                            ---------------    -------------
    Total Current Assets                                                                 --               --
                                                                            ---------------    -------------
                                                                            $            --    $          --
                                                                            ===============    =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                        $           669    $         669
    Accounts payable - related party                                                  4,032            4,032
                                                                            ---------------    -------------
          Total Current Liabilities                                         $         4,701    $       4,701

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                 1,000            1,000

Capital in excess of par value                                                           15               15

Deficit accumulated during the development stage                                    (5,716)          (5,716)
                                                                            ---------------    -------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (4,701)          (4,701)
                                                                            ---------------    -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                        $            --    $          --
                                                                            ===============    =============






   Note: The balance sheet at June 30, 2002 was taken from the audited financial statements at that date and condensed.

                         The  accompanying  notes  are an  integral  part of the
financial statements.



                                                COZUMEL CORPORATION
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                               2002                          2001                September 30, 2002

REVENUE                                 $            -    $            -           $
                                        --------------    --------------           -

EXPENSES:
 General and Administrative                         --                --                      5,716
                                        --------------    --------------           ----------------

LOSS BEFORE INCOME
 TAXES                                              --                       --                                 (5,716)

CURRENT TAX EXPENSE                                 --                       --                                 --

DEFERRED TAX EXPENSE                                --                       --                                 --
                                               ------            -------------         ---------------

NET LOSS                               $          --      $                 --        $      (5,716)
                                                           -------------           ------------------             --------------

LOSS PER COMMON SHARE                 $ --               $                   --       $           (.01)
                                      ----                           -------           -----------------

















                         The  accompanying  notes  are an  integral  part of the
financial statements.



                                                COZUMEL CORPORATION
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

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

Cash Flows from Operating Activities:
  Net loss                                           $                 $                                   $          (5,716)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
  Amortization                                                                                                          1,015
  Changes in assets and liabilities:
    Increase in accounts payable                                                                                          669
    Increase in accounts payable-related party                                                                          4,032
                      Net Cash Provided by Operating

Cash Flows from Investing Activities:
   Payments of organization costs                                                                                     (1,015)
      Net Cash (Used) by  Financing Activities                  --                              --
                                                       ------------           ------------                          ---------
                                                                                                                       (1,015)
Cash Flows from Financing Activities:
   Proceeds from sale of common stock                                                                                    1,015
                                                      --------------        --------------          --------------------------
  Net Cash flows from  Financing Activities                      --                     --
                                                        ------------                 ------------                      1,015
Net Increase (Decrease) in Cash                                --                      --                                  --

Cash Balance at Beginning of Period                               -                      -                                   -
                                                       --------------               --------------          -------------------

Cash at End of Period                                  $            -           $            -               $               -
                                                      ==============               ==============          =======================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
     Interest                                         $             -          $                -           $              -
     Income taxes                                     $              -         $                -           $              -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the three months ended September 30, 2002:
         None

For the three months ended September 30, 2001:
        None





          The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                 COZUMEL CORPORATION
                                            (A Development Stage Company)

                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (UNAUDITED)
                                                 September 30, 2002

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

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

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" [See Note 3].

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

                                                  COZUMEL CORPORATION
                                             [A Development Stage Company]

                             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  CONTINUED

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," were recently issued. SFAS No. 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30 2002 and June 30, 2002.

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. On April 20, 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,015 (or $.001 per share).

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of September 30, 2002, no options have been granted.

NOTE 3 - INCOME TAXES

The Company  accounts  for income  taxes in  accordance  with  Statement  of
 Financial  Accounting  Standards  No. 109
"Accounting for Income Taxes".  SFAS 109 requires

                                               MENDOCINO PARTNERS, INC.
                                             [A Development Stage Company]

                            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

     NOTE 3 - INCOME TAXES  -  CONTINUED

     the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2002, unused operating loss carryforwards of approximately $5,700 which may be applied against future taxable income and which expire in various years through 2023.

      The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,950 and $1,950 as of September 30, 2002 and 2001, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $0 during the three months ended September 30, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the three months ended September 30, 2002 and 2001, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

     Accounts Payable - Related Party - During the three months ended September 30, 2002 and 2001, an officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company. At September 30, 2003, the Company owed the shareholder $4,032. No interest is being accrued on the payable.

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




                                                  COZUMEL CORPORATION
                                             [A Development Stage Company]

                          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                            For the Three            From Inception
                                                                            months ended              on April 20,
                                                                            September 30,             1994 Through
                                                                         _________________________    September 30,
                                                                       2002               2001            2002
                                                                     ------------      -----------       ----------

         Loss from continuing operations available to
         common shareholders (numerator)                     $   -             $    -            $   (5,716)
                                                                     ------------      -----------       ----------
         Weighted average number of common shares
         outstanding used in loss per share for the period
         (denominator)                                                  1,000,000        1,000,000        1,000,000
                                                                     ------------      -----------       ----------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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


                                                           COZUMEL CORPORATION



Date:     September 1, 2004                                   By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                  President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                           authorized officer)