Form 10QSB
period 2004-09-30
COZUMEL CORP
filed 2008-07-30
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

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

Title of Class                                                                                        Number of Shares outstanding

                                                                                                                      at September 30, 2004

Transitional Small Business Format     Yes            No    X

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

                                                                                                                        September 30,         June 30,

                                                                                                                              2004                   2004

                                                                                                                          (unaudited)           (audited)

ASSETS

  Cash and cash equivalents                                                                   $      2,771        $      5,635

   Investment - available-for-sale securities                                                 164,209             147,841

   Total current assets                                                                               166,980             153,476

                 Total assets                                                                                      $   166,980        $    153,476

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                             $        139         $         669

    Advances - related party                                                                          3,492                 4,032

    Convertible - note payable – related party                                              150,000             150,000

Deferred tax liability                                                                                   315                      --

             Total current liabilities                                                                  153,946             154,701

Total liabilities                                                                                          153,946             154,701

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $.001 par value; 1,000,000 shares

   authorized; no shares issued and outstanding                                                    --                      --

 Common stock, $.001 par value; 20,000,000 shares

   authorized; 1,000,000 shares issued and outstanding                                     1,000                 1,000

 Additional paid in capital                                                                              4,429                 1,429

Deficit accumulated during the

   development stage                                                                                   (8,764)              (6,634)

 Accumulated other comprehensive income                                                  16,369                 2,980

Total stockholders’ equity (deficit)                                                               13,034              (1,225)

Total liabilities and stockholders’ equity (deficit)                                      $  166,980         $   153,476

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                                                              FOR THE THREE                   INCEPTION

                                                                                                                                                             MONTHS ENDED                (April 20, 1994)

                                                                                                                                                                 September 30,                               TO

                                                                                        2004                                                2003                         September 30, 2004          REVENUE                                                    $                     --                              $                      --                        $                               --

          OPERATING EXPENSES:

             General and administrative                                       3,588                                                    --                                                 10,007

            Operating loss                                                            (3,588)                                                  --                                               (10,007)

              (10,000)

       OTHER INCOME (EXPENSE)

            Gain on sale of

            available-for-sale securities                                       1,892                                                    --                                                  2,509

            Dividend income                                                          2,881                                                   --                                                  3,502

            Interest expense – related party                               (3,000)                                                  --                                                (4,414)

                         Total other income (expense)                                     1,773                                                   --                                                  1,597

        LOSS BEFORE

        INCOME TAXES                                                           (1,815)                                                  --                                                 (8,410)

        CURRENT TAX EXPENSE                                               315                                                    --                                                    354

       NET LOSS                                                          $            (2,130)                          $                       --                     $                        (8,764)

       BASIC LOSS

       PER COMMON SHARE                                                                                      $                    (.00)                             $                       --

      WEIGHTED AVERAGE NUMBER

       OF COMMON SHARES                                                                                      $          1,000,000                             $          1,000,000

      NET LOSS                                                           $                (2,130)                       $                       --                             $              (8,764)

   OTHER COMPREHENSIVE INCOME:

      Unrealized holding gains on available for sale

        securities)                                                          $             16,226                                                  --                               $           19,823

      Less:  reclassification adjustment for (gains)

         included in net income                                    $            (1,892)                          $                       --                              $           (2,509)

    OTHER COMPREHENSIVE INCOME              $             12,204                          $                       --                                $           8,550

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                                                                                  CUMULATIVE

                                                                                                                                                                                  FOR THE THREE                      FROM INCEPTION

                                                                                                                                                                                  MONTHS ENDED                          (April 20, 1994)

                                                                                                                                                                                      September 30,                                        TO

                                                                                                                                         2004                                              2003                                 September 30, 2004

      Cash Flows from Operating Activities:

    Net loss                                                                                          $       (2,130)                            $                 --                            $                  (8,764)

Adjustments to reconcile net loss to net cash used by

operating activities:

           Amortization of organization cost                                                           --                                                 --                                                 1,015

           Gain on sale of

           available-for-sale securities                                                               (1,892)                                               --                                                (2,509)

           Changes in assets and liabilities:

           Increase (decrease) in accounts payable                                           (530)                                                --                                                   139

           Increase in accrued interest - related party                                      3,000                                                 --                                                4,414

           Increase in deferred tax liability                                                            315                                                 --                                                   315

                         Net cash used by

                         operating activities                                                                           (1,237)                                               --                                                (5,390)

C      Cash Flows from Investing Activities:

           Purchase of available-for-sale securities                                     (25,403)                                              --                                             (182,620)

           Cash provided by sale of

           available-for-sale securities                                                            24,316                                                --                                                37,289

           Payments of organization costs                                                             --                                                --                                                (1,015)

           Net cash used by

           investing activities                                                                           (1,087)                                               --                                            (146,346)

C     Cash Flows from Financing Activities

          Advances from related party                                                                  --                                                --                                                  4,032

          Repayment of related party advances                                              (540)                                               --                                                   (540)

          Proceeds from convertible note payable - related party                    --                                                 --                                              150,000

          Proceeds from sale of common stock                                                   --                                                 --                                                  1,015

         Net cash provided used by

           financing activities                                                                           (540)                                                --                                              154,507

        Net increase (decrease) in cash                                                     (2,864)                                               --                                                  2,771

        Cash balance at beginning of period                                               5,635                                                --                                                         -

        Cash at end of period                                                        $               2,771                         $                       -           $                                     2,771

        Supplemental Disclosure of Cash Flow Information:

          Cash paid during the period for:

          Interest                                                                              $                    --                           $                     --                $                                            --

          Income taxes                                                                     $                    --                           $                     --                $                                            --

Su                Supplemental Schedule of Non-cash Investing and Financing Activities:

          Forgiveness of Debt                                                       $               3,000                          $                      --                     $                               4,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004 and results of operations and cash flows for the three months ended September 30, 2004 and 2003, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.  The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Reclassifications - Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with presentation in the current year financial statements.

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type are as follows at:

                                                                               September 30,                   June 30,

                                                                                      2004                            2004

                        Publicly-traded equity securities

                          Cost                                                                      $                 147,983                $                 144,861

                          Gross unrealized gains                                                           16,226                                       2,980

                        Fair market value                                                  $                 164,209                $                 147,841

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES – continued

The Company uses the average cost method to determine the cost of securities sold.  Changes in the unrealized gains on available-for-sale securities during the three months ended September 30, 2004 are as follows:

                                                                               September 30,                  June 30,

                                                                                      2004                            2004

                        Beginning balance - other comprehensive      $                     2,980                $                    3,598

                        Increase (decrease) in unrealized

                           holding gains                                                                          15,281                                       (618)

                        Less: reclassification adjustment for

                      (gain) included in net income                                                     (1,892)                                          --

                        Ending balance – other comprehensive            $                   16,369                $                     2,980

The Company uses the average cost method to determine the cost of securities sold.  Proceeds from sales of available-for-sale securities and the resulting gross realized gains and losses are as follows:

                                                                                      For the Three Months Ended

                                                                                                 September 30,

                                                                                      2004                            2003

                        Proceeds from sales                                             $                   24,316                $                           --

                        Gross realized gains                                             $                  1,892 $                        --

                        Gross realized losses                                                                        --                                             --

                        Net realized gain(loss) on sales                         $                     1,892                $                           --

NOTE 3 – CONVERTIBLE NOTE PAYABLE - RELATED PARTY

In May 2004, the Company issued an 8% convertible note for $150,000 to an entity related to a shareholder of the Company. The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second

NOTE 3 – CONVERTIBLE NOTE PAYABLE - RELATED PARTY - continued

Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or  redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices).

The note matures on December 31, 2005.  During the three months ended September 30, 2004 and 2003 interest expense was $3,000 and $0, respectively.  During the three months ended September 30, 2004, the related party forgave accrued interest of $3,000.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.The Company has determined the convertible debentures to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of September 30, 2004.

NOTE 4 - INCOME TAXES

At September 30, 2004, the Company has net operating loss carryforwards of approximately $10,100 available to offset future taxable income and expiring beginning in 2014 through 2025.  Also as a result of the expected taxable income in 2005, the Company expects to have income in the 15% federal income tax bracket rather than the 34% bracket previously estimated

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances - During the year ended June 30, 2004, an officer/shareholder of the Company advanced a total of $4,032. During the quarter ended September 30, 2004, the officer/shareholder was repaid $540.  At September 30, 2004 and June 30, 2004, the Company owed the shareholder $3,492 and $4,032, respectively.  No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to an officer/shareholder of the Company [see note 3].

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses of approximately $8,760 since its inception and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible acquisition with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”).  SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished.  SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable.  APB Opinion No. 20 “Accounting Changes” previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement is effective for the Company as of January 1, 2006.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial statements.

New accounting pronouncements - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140").

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – (continued)

SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company will apply SFAS 155 for all financial instruments acquired, issued, or subject to a re-measurement, occurring after our first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge- like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 156 to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.  48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – (continued)

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction.  Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively.  Early adoption is not permitted.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

NOTE 8 - SUBSEQUENT EVENTS

On January 25, 2005, the Company organized a Florida subsidiary, Cozumel Yacht Brokers, Inc. to engage in brokering and remodeling yachts in Florida.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF        OPERATIONS AND FINANCIAL CONDITION

The Company has net working capital of $13,034.  The Company has no revenue generating business at this time and is seeking to acquire another business.

Item 3.           Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Companys disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

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

Date: March 25, 2008                                                By:/s/ Jehu Hand

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