Form 10QSB
period 2004-12-31
COZUMEL CORP
filed 2008-07-30
CIK 1092793

                                      SECURITIES AND EXCHANGE COMMISSION

                                                       WASHINGTON, D.C. 20549

                                                                      FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2004

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

                                                                                                                       at December 31, 2004

Transitional Small Business Format     Yes            No    X

                                                                   COZUMEL CORPORATION

(A Development Stage Company)

 CONDENSED BALANCE SHEETS

   (Unaudited)

                                                                                                        ASSETS

                                                                                                                                               December 31,       June 30,

                                                                                                                                                      2004                2004

         ASSETS                                                                                                              (Unaudited)           (Audited)

      Cash and cash equivalents                                                                                      $    3,171         $     5,635

       Investment - available-for-sale securities                                                                   173,703            147,841

                     Total current assets                                                                                                    176,874           153,476

           Total assets                                                                                                          $    176,874    $      153,476

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         CURRENT LIABILITIES

               Accounts payable                                                                                                $            139     $            669

      Advances - related party                                                                                                    992                4,032

      Convertible note payable – related party                                                                      150,000            150,000

  Deferred tax liability                                                                                                         2,989                      --

       Total current liabilities                                                                                                  154,120            154,701

           Total liabilities                                                                                                              154,120            154,701

STOCKHOLDERS' EQUITY (DEFICIT)

            Preferred stock, $.001 par value; 1,000,000 shares

            authorized; no shares issued and outstanding                                                                          --                       --

           Common stock, $.001 par value; 20,000,000 shares

           authorized; 1,000,000 shares issued and outstanding                                                          1,000             1,000

           Additional paid in capital                                                                                                    7,429             1,429

           Accumulated other comprehensive income                                                                        23,847            2,980

           Accumulated deficit during the development stage                                                              (9,522)           (6,634)

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                             22,754             (1,225)

        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                   $      176,874 $         153,476

The accompanying notes are an integral part of the financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                        FROM

                                                                                                                                                                                                                           INCEPTION

                                                                                                              FOR THE THREE                        FOR THE SIX                                (APRIL 20

                                                                                                              MONTHS ENDED                    MONTHS ENDED                           1994) THROUGH

                                                                                                                  DECEMBER 31,                      DECEMBER 31,                              DECEMBER 31

                                                                                                      2004                               2003                        2004                        2003                               2004

REVENUES        REVENUES                                 $                        --                $                   --         $                   --         $                 --          $                         --

               OPERATING EXPENSES

  G             General and administrative                           156                                  50                       3,744                              50                           10,163

                  Operating loss                                             (156)                               (50)                     (3,744)                           (50)                        (10,163)

              OTHER INCOME (EXPENSE)

                Gain on sale of Available-for-sale

                              Securities                                                     2,422                                   --                       4,314                                  --                          4,931

                 Dividend income                                         2,650                                   --                        5,531                                 --                          6,152

                 Interest expense - related party                 (3,000)                                 --                       (6,000)                                --                        (7,414)

                Total other income (expense)                       2,072                                  --                        3,845                                  --                         3,669

INCOME           INCOME (LOSS) BEFORE

                            INCOME TAXES                                     1,916                               (50)                          101                           (50)                          (6,494)

CU                      CURRENT TAX EXPENSE                    2,674                                   --                        2,989                              --                             3,028

N

NET LOSS         NET LOSS                                  $              (758)                     $        (50)        $            (2,888)                $        (50)                      $ (9,522)

BASIC LOSS

 PER COMM    BASIC LOSS                                                                                                                                                                                                                                                   OMMO             PER COMMON SHARE       $                  (.00)               $              (.00)         $              (.00)            $            (.00)

             WEIGHTED AVERAGE NUMBER

 OF                  OF COMMON SHARES                 1,000,000                       1,000,000                 1,000,000                  1,000,000

NET LOSS       NET LOSS                                  $              (758)                     $        (50)        $            (2,888)                 $        (50)                      $ (9,522)

            OTHER COMPREHENSIVE INCOME:

              Unrealized holding gains on available for

 Sale securities                                        9,900                                   --                       26,126                                --                        29,723

               Less: reclassification adjustment for

  g            gains included in net income               (2,422)                                   --                      (4,314)                               --                          (4,931)

              COMPREHENSIVE INCOME

 (LOSS)                                                       $              6,720                       $        (50)       $            18,924                    $        (50)                $    15,270

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                                   COZUMEL CORPORATION

 (A Development Stage Company)

  CONDENSED STATEMENTS OF CASH FLOWS

  (Unaudited)

                                                                                                                                                                                   CUMULATIVE

                                                                                                                             FOR THE SIX                          FROM INCEPTION

                                                                                                                             MONTHS ENDED                          (April 20, 1994)

                                                                                                                                  December 31,                                         TO

                                                                                                                  2004                                  2003             December 31, 2004

       Cash Flows from Operating Activities:

Net loss      Net loss                                                                  $       (2,888)                     $                 (50)       $                  (9,522)

        Adjustments to reconcile net loss to net cash

        used by operating activities:

        Amortization                                                                         --                                             --                              1,015

    Gain on sale of available-for-sale securities           (4,314)                                            --                             (4,931)

    Accrued interest – related party                                6,000                                             --                              7,414

          Changes in assets and liabilities:

          Increase (decrease) in accounts payable                   (530)                                           50                                 139

          Increase in deferred tax liability                                  2,989                                             --                              2,989

                       Net cash provided (used) by

                          operating activities                                                   1,257                                              --                             (2,896)

         Cash Flows from Investing Activities:

         Purchase of available-for-sale securities               (46,686)                                             --                         (203,903)

         Proceeds from sale of available-for-sale

           securities                                                                   46,005                                               --                             58,978

         Payments of organization costs                                      --                                                --                              (1,015)

        Net cash used by investing activities                         (681)                                              --                           (145,940)

C    Cash Flows from Financing Activities:

  Advances from related party                                         --                                                   --                                4,032

  Repayment of related party advances                  (3,040)                                                  --                              (3,040)

        Proceeds from note payable-related party                  --                                                    --                            150,000

        Proceeds from sale of common stock                           --                                                   --                                1,015

       Net cash provided (used) by

       financing activities                                                  (3,040)                                                   --                             152,007

       Net Increase (decrease) in cash                           (2,464)                                                  --                                  3,171

       Cash, balance at beginning of period                    5,635                                                    -                                          -

      Cash, at end of period                               $               3,171                           $                       -    $                            3,171

      Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for:

      Interest                                                     $                     --                              $                       --     $                                --

     Income taxes                                             $      --                                                   $                --                              $       --

     Supplemental Schedule of Non-cash Investing and Financing Activities:

     Forgiveness of Debt                              $ 6,000                                                  $                       --      $                     7,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2004 and results of operations and cash flows for the three and six months ended December 31, 2004 and 2003, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.  The results of operations for the period ended December 31, 2004 and 2003 is not necessarily indicative of the operating results for the full year.

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

Reclassifications - Certain amounts in prior year financial statements have been re-classified for comparative purposes to conform to presentation in the current-year financial statements.

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type are as follows at:

                                                                                 December 31,                             June 30,

                                                                                                                    2004                                        2004

                        Publicly-traded equity securities

                          Cost                                                                      $                149, 949                $                 144,861

                          Gross Unrealized gains                                                          23,889                                       2,980

                          Gross Unrealized losses                                                           (135)                                             --

                        Estimated Fair Value                                            $                 173,703                $                 147,841

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES – (continued)

The Company uses the average cost method to determine the cost of securities sold.  Changes in the unrealized gains on available-for-sale securities during the three months ended December 31, 2004 are as follows:

                                                                                                                                    December 31,                          June 30,

                                                                                                                                           2004                                        2004

                        Beginning balance - other comprehensive                          $                     2,980                $               3,598

                        Increase (decrease) in unrealized

                           holding gains                                                                                             23,289                                   (618)

                        Less: reclassification adjustment for

    loss included in net income                                                                    (2,422)                                       --

                        Ending balance – other comprehensive                              $                   23,847                $                2,980

Proceeds from sales of available-for-sale securities and the resulting gross realized gains and losses are as follows:

                                                                        For the Three Months Ended         For the Six Months Ended

                                                                                      December 31,                                  December 31,

                                                                                2004                    2003                        2004                    2003

        Proceeds from sales                           $           21,528    $                      --    $           45,843  $                       --

        Gross realized gains                           $             2,422    $                      --    $             4,314  $                       --

        Gross realized losses                                              --                             --                         --                           --

        Net realized gain (loss) on sales      $             2,422    $                       --      $           4,314  $                      --

NOTE 3 - NOTE PAYABLE - RELATED PARTY

In May, 2004, the Company issued a $150,000 note payable to an entity related to a shareholder of the Company The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option

NOTE 3  NOTE PAYABLE - RELATED PARTY – (continued)

(a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note is due on demand and accrued interest at 8% per annum.  During the three months ended December 31, 2004 and 2003, interest expense was $3,000 and $0, respectively.  During the three months ended December 31, 2004 and 2003, the related party forgave accrued interest of $3,000 and $0, respectively.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.

NOTE 4 - INCOME TAXES

At December 31, 2004, the Company has net operating loss carry-forwards of approximately $8,200 available to offset future taxable income and expiring beginning in 2014 through 2025.  Also as a result of the expected taxable income in 2005, the Company expects to have income in the 15% federal income tax bracket rather than the 34% bracket previously estimated.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances - During the six months ended December 31, 2004, a shareholder was repaid $2,500. At December 31, 2004 and June 30, 2004, the Company owed the shareholder $993 and $4,032, respectively.  No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to a shareholder of the Company [see note 3 Related Party].

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception of approximately $9,500 and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible acquisition with another company.

NOTE 6 - GOING CONCERN – (continued)

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

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140.  SFAS No. 156 may be adopted as early as January 1, 2006 by calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007 for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting.  SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value.  The Company does not service any financial assets or liabilities and the adoption of SFAS No. 156 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.  48, "Accounting for Uncertainty in Income Taxes” - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening   retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans” - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will do not believe this will impact our financial statements.

NOTE 7   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – (continued)

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction.  Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively.  Early adoption is not permitted.

NOTE 8 - SUBSEQUENT EVENTS

On January 25, 2005, the Company organized a Florida subsidiary, Cozumel Yacht Brokers, Inc. to engage in brokering and remodeling yachts in Florida.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has net working capital of $22,754.  The Company has no revenue generating business at this time and is seeking to acquire another business.

Item 3: Controls and Procedures.

       (a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

       (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II  OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS - None

Item 2:  CHANGES IN SECURITIES - None

Item 3:  DEFAULTS UPON SENIOR SECURITIES - None

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5:  OTHER INFORMATION - None

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

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