Form 10QSB
period 2005-03-31
COZUMEL CORP
filed 2008-07-30
CIK 1092793

                                                    SECURITIES AND EXCHANGE COMMISSION

                                                                     WASHINGTON, D.C. 20549

                                                                                  FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

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

                                                                                                                             at March 31, 2005

Transitional Small Business Format     Yes            No    X

No exhibits included.

                                   COZUMEL CORPORATION AND SUBSIDIARY

                                                  (A Development Stage Company)

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)

                                                                       ASSETS

                                                                                                                                                     March 31,           June 30,

                                                                                                                                                        2005                  2004

              CURRENT ASSETS

          Cash and cash equivalents                                                                                   $  36,658         $     5,635

          Prepaid expenses                                                                                                    15,000                     --

         Marketable securities                                                                                                       --            147,841

               Total  current assets                                                                                                          51,658            153,476

               Inventory                                                                                                                       253,121                      --

T             TOTAL ASSETS                                                                                                  $     304,779      $    153,476

                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

               CURRENT LIABILITIES

         Accounts payable                                                                                               $       139         $        669

         Taxes payable                                                                                                             455                      --

         Accounts payable - related party                                                                            45,214                4,032

         Note payable – related party                                                                                210,504            150,000

             Total current liabilities                                                                                       256,312            154,701

               TOTAL LIABILITIES                                                                                                  256,312            154,701

              STOCKHOLDERS' EQUITY (DEFICIT)

              Preferred stock, $.001 par value; 1,000,000 shares

              authorized; no shares issued and outstanding

              Common stock, $.001 par value; 20,000,000 shares

               authorized; 1,000,000 shares issued and outstanding                                                         1,000                 1,000

A           Additional paid in capital                                                                                                 44,857                 1,429

              Comprehensive income                                                                                                          --                  2,980

              Retained earnings (deficit) accumulated during the development stage                                2,610                (6,634)

                              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      48,467                (1,225)

              TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)            $      304,779    $         153,476

The accompanying notes are an integral part of the financial statements.

                                                                    COZUMEL CORPORATION AND SUBSIDIARY

                                                                                 (A Development Stage Company)

                                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   (Unaudited)

                                                                                                                                                                                                                 FROM INCEPTION

                                                                                                            FOR THE THREE                         FOR THE NINE                       (APRIL 20,

                                                                                                            MONTHS ENDED                     MONTHS ENDED                1994) THROUGH

                                                                                                              MARCH 31,                              MARCH 31,                                MARCH 31,

                                                                                                    2005                        2004                            2005                        2004              2005

REVENUES                                                                         $              --                 $        --                  $            --                    $        --          $                  --

Re

EX                    REVENUES

EXPENSES     EXPENSES

                           General and administrative                                 863                      149                           4,607                          199                     11,026

                           Operating loss                                                      863                         --                           4,607                             --                      11,026

                         OTHER INCOME (EXPENSE)

                          Gains on sale of available-for-

                                    sale securities                                         16,951                         --                        21,265                              --                      21,882

                          Dividend income                                                1,707                         --                          7,238                              --                        7,859

                          Interest expense – related party                     (5,663)                        --                      (11,663)                             --                     (13,077)

                             Total other income (expense)                     12,995                          --                        16,840                              --                      16,664

                          INCOME (LOSS) BEFORE

                          INCOME TAXES                                            12,132                     (149)                       12,233                         (199)                       5,638

                          PROVISION FOR INCOME TAXES                    --                          --                           2,989                             --                         3,028

                         NET INCOME (LOSS)                     $             12,132      $             (149)           $             9,244            $           (199)      $               2,610

                         BASIC INCOME (LOSS) PER

                         COMMON SHARE                          $                   ..01     $              (.00)            $                 ..01            $            (.00)

                         WEIGHTED AVERAGE NUMBER

  OF                  OF COMMON SHARES                  $        1,000,000    $      1,000,000             $      1,000,000          $    1,000,000

                         NET INCOME (LOSS)                      $             12,132    $              (149)            $             9,244           $            (199)    $               2,610

                         OTHER COMPREHENSIVE INCOME:

                          Gains (loss) on sale of available-for-

                                  sale securities arising during the

Perios                        period                                                      16,951                       --                           21,265                            --                       21,882

                         Plus reclassification adjustment for (gains)

             losses included in net income                     (16,951)                      --                          (21,265)                           --                      (21,882)

                         INCOME (LOSS) BEFORE

                         INCOME TAXES                             $             12,132   $             (149)              $             9,244           $           (199)  $                   2,610

                                              The accompanying notes are an integral part of these unaudited condensed financial statements.

        COZUMEL CORPORATION AND SUBSIDIARY

                                                                                   (A Development Stage Company)

                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      (Unaudited)

                                                                                                                                FOR THE NINE                                                     FROM INCEPTION

                                                                                                                              MONTHS ENDED                                                    (April 20, 1994)

                                                                                                                                      March 31,                                                                      TO

                                                                                                                  2005                                              2004                                     March 31, 2005

                Cash Flows from Operating Activities:

                  Net Income (loss)                                                        $               9,244                        $                (199)                 $                                     2,610

                  Adjustments to reconcile net loss to net cash used by

                   operating activities:

  A             Amortization                                                                                       --                                             --                                                           1,015

                  Gain on sale of available-for-sale securities                         (21,265)                                            --                                                        (21,882)

                  Accrued interest – related party                                              11,663                                             --                                                         13,077

                 Changes in assets and liabilities:

                    Increase (decrease) in accounts payable                             (1,299)                                          199                                                             139

                    Increase in deferred tax liability                                              2,989                                               --                                                          3,028

                                 Net cash used by

                                       operating activities                                               1,332                                                --                                                         (2,013)

                  Cash Flows from Investing Activities:

                    Purchase of Marketable Securities                                    (46,686)                                               --                                                     (203,903)

                    Proceeds from sale of available for sale securities         212,812                                                --                                                       224,977

                    Purchase of inventory                                                       (238,121)                                               --                                                     (238,121)

                    Net cash used by

                                operating activities                                             (71,995)                                                    --                                                 (217,047)                                           )

                 Cash Flows from Financing Activities:

                   Advances from related party                                               44,222                                                 --                                                       48,254

                   Repayment from related party                                              (3,040)                                                --                                                        (3,040)

                   Proceeds from note payable-related party                       220,908                                                 --                                                     370,908

                   Repayment of note payable-related party                      (160,404)                                                --                                                   (160,404)

     Net        Net cash flows provided by

                   financing activities                                                              101,686                                                 --                                                     255,718

                 Net increase in cash                                                            31,023                                                   --                                                        36,658

                 Cash balance at beginning of period                                  5,635                                                     -                                                                 -

                 Cash at end of period                                            $             36,658                            $                       -                   $                                   36,658

Su            Supplemental Disclosure of Cash Flow Information:

                 Cash paid during the period for:

                 Interest                                                                    $                     --                             $                   --                      $                                          --

                 Income taxes                                                           $                  601                             $                  --                       $                                          --

                 Supplemental Schedule of Non-cash Investing and Financing Activities:

                     Forgiveness of debt- related party                  $             11,663                             $                   -                       $                                   13,077

                     Contribution of asset in lieu of

                    inventory purchase and prepayment of expense $       30,000                              $                 -                        $                                   30,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                   COZUMEL CORPORATION AND SUBSIDIARY

                                                  (A Development Stage Company)

  NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                 March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements– Cozumel Corporation (“the Company”) was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions.  The Company formed a Florida subsidiary, Cozumel Yacht Brokers, Inc. in January 2005 and has entered the business of buying, selling, remodeling and brokering the sale of yachts.  The financial statements present the consolidated balance sheet, results of operations and cash flows for the consolidated entity.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31,  2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.  The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Accounting Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Reclassifications - Certain amounts in prior year financial statements have been re-classified for comparative purposes to conform to presentation in the current-year financial statements.

Recent Accounting Pronouncements –

Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We are currently evaluating the impact that FAS 158 will have on our financial statements.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

                                             COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                                 COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type are as follows at:

                                                                                    March 31,                                June 30,

                                                                                                                    2005                                        2004

                        Publicly-traded equity securities

                          Cost                                                                      $                           --                $                  144,861

                          Gross Unrealized gains                                                                   --                                       2,980

                          Gross Unrealized losses                                                                 --                                             --

                        Estimated Fair Value                                            $                           --                $                 147,841

The Company uses the average cost method to determine the cost of securities sold.  Changes in the unrealized gains on available-for-sale securities during the nine months ended March 31, 2005 are as follows:

                                                                                                                       March  31,                               June 30,

                                                                                                                            2005                                        2004

Beginning balance - other comprehensive                              $                     2,980                $                     3,598

Increase (decrease) in unrealized

   holding gains                                                                                                 18,285                                      (618)

Less: reclassification adjustment for

  Gain loss included in net income                                                               (21,265)                                          --

 Ending balance – other comprehensive                                  $                           --             $                     2,980

Proceeds from sales of available-for-sale securities and the resulting gross realized gains and losses are as follows:

                                                      For the Three Months Ended       For the Nine Months Ended

                                                                                         March 31,                                           March 31,

                                                                                2005                    2004                        2005                    2004

Proceeds from sales                                   $         166,807    $                       --    $         212,812  $                       --

        Gross realized gains                           $           31,078    $                       --    $           35,392  $                       --

        Gross realized losses                                     (14,127)                             --              (14,127)                           --

        Net realized gain (loss) on sales      $           16,951    $                       --        $       21,265  $                       --

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE 3 - NOTE PAYABLE - RELATED PARTY

In May 2004, the Company issued a $150,000 8% convertible note payable to an entity related to a stockholder of the Company. The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note is due on December 31, 2005 and accrues interest at 8% per annum. As of March 31, 2005, the Company increased the note balance by $60,504. During the nine months ended March 31, 2005 and 2004, interest expense was $11,663 and $0, respectively.  During the nine months ended March 31, 2005 and 2004, the related party forgave accrued interest of $11,663 and $0, respectively.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The Company has determined the convertible debenture to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of March 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - During the nine months ended March 31, 2005 and 2004, an officer/stockholder of the Company advanced amounts to the Company. As of March 31, 2005 and June 30, 2004, the Company owed the officer/stockholder $45,214 and $4,032, respectively. No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to a stockholder of the Company [see note 3 Note Payable Related Party].

NOTE 5 – STOCKHOLDER’S EQUITY (DEFICIT)

The authorized common stock of the Company consists of 20,000,000 shares of common stock with par value of $0.001 and 1,000,000 shares of preferred stock with a par value of $0.001.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE 5 – STOCKHOLDER’S EQUITY (DEFICIT) (continued)

                        An officer/director transferred a single engine airplane to the project management company at an agreed upon value of $30,000, to be applied against the fees owed to the project management company. As of March 31, 2005, $15,000 of the original $30,000 value had been applied against the project manager’s account and the remainder is recorded as a prepaid expense.  The transfer of the aircraft has been accounted for as a contribution to capital of $30,000.

                        A related party forgave accrued interest for the nine months ended March 31, 2005 in the amount of $11,663. (See note 3 Note Payable Related Party).

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  Although the Company has retained earnings since its inception of approximately $2,600, it has not yet been successful in establishing its operations.  This factor raises substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 7 – SUBSEQUENT EVENTS

An officer and director advanced an additional $4,310 in the three months ended June 30, 2005 and $10,657 and $0 in the years ended June 30, 2006 and 2007, respectively.

A party related to the officer and director continued to advance funds to the Company at 8% interest.  Such additional advances were $234,648 as of June 30, 2005, $1,327,000 as of June 30, 2006, and $375,696 in the year ended June 30, 2007.

The Company purchased three more yachts subsequent to March 31, 2005. In June 2006, the Company sold a yacht to our officer and director. As consideration, the Company reduced $55,000 in accrued liabilities owed to this officer and director and $93,000 was accounted for as a prepayment towards this individual’s monthly compensation of $5,000 per month. The total value of this transaction totaled $148,000, which is the Company’s historical cost basis of this yacht.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The funds for the refitting of the yacht have been derived from a loan from a party related to the officer/director and from an officer/director.  As of March 2005, an additional $300,000 is estimated to be required to complete the first project; all funds will be loaned by the affiliated party at 8% interest.

      The officer/director transferred a single engine airplane to the project management company at an agreed upon value of $30,000, to be applied against the fees of the project management company.  As of March 31, 2005, $15,000 of such original $30,000 had been applied to the project manager’s account and the remainder is recorded as a prepaid expense.  The transfer of the aircraft has been accounted for as a contribution to capital of $30,000.

Item 3.Controls and Procedures.

      (a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Date:    July 25, 2008                                                By:/s/ Jehu Hand

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