Form 10KSB
period 2005-06-30
COZUMEL CORP
filed 2008-07-31
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended June 30, 2005

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

Securities registered pursuant to Section 12(b) of the Act:              None

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

               The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was not determinable since the Common Stock was not traded.

               The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2005:

Common Stock, $.001 Par Value - 1,000,000 shares

                             DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                                        PART I

Item 1.  DESCRIPTION OF BUSINESS

Background

             Cozumel Corporation, a Delaware corporation (the "Company") was incorporated on April 20, 1994.  Until January 2005, the Company had no operating history other than organizational matters, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets.  On January 25, 2005, the Company organized a Florida subsidiary, Cozumel Yacht Brokers, Inc. (“Cozumel Yachts” and collectively with the Company, “Cozumel” or “we”) and entered the business of refitting and reselling yachts for its own account and carrying on yacht brokerage activities incidental to that business.  We do not at this time refit yachts for other parties although we are considering doing so, and we are no longer seeking to acquire any other business.

             The executive offices of the Company are located at 24351 Pasto Road, Suite B, Dana Point, California 92629.  Its telephone number is (949) 489-2400.

Yacht Refit Business

             We purchase, refit or repair yachts and market them for resale. Our first and main project is a Burger Aft cockpit motor yacht originally launched in 1965. This yacht has an aluminum hull and superstructure, with an overall length of 74’. The Burger is being completely refit, with new propulsion, mechanical and electrical systems and cosmetic renewal. Most of the basic structure has been retained, but otherwise the Burger will be functionally a brand new boat. The refit is expected to be completed 6 months from the time we obtain the remaining funds at which time it will be marketed for sale.  The Burger Boat Company is a well established brand of luxury yachts which is still in business and has an excellent reputation. We do not have any relationship with Burger Boat Company or any other manufacturer mentioned herein.

              We have several other projects of lesser magnitude. We purchased a 60’ Nautical sailboat at a U.S. Marshall’s auction in late 2005 which was repaired and upgraded. We also purchased a 52’ Hatteras yacht at the U.S. Marshall’s auction in late 2005. We have purchased two smaller sailboats for refit, one of which we sold to our President for a nominal amount of cash during fiscal 2006 and for services rendered.  The second sailboat, a Pacific Seacraft 20’, was acquired in June 2006 as a salvage boat (it suffered minor hurricane damage from Hurricane Katrina) and we completed its repair in October 2006. None of these yachts have been sold to date.

              Generally, in selecting yachts for refit, we try to choose those with no serious structural problems from well regarded manufacturers. For example, although the 20’ sailboat mentioned above is a small yacht, it is extremely well built and commands a premium in the used boat market. In our opinion there is no better 20’ sailboat commercially manufactured.  We try to buy for an attractive price and generally hear of acquisition opportunities by word of mouth.

                                                                                                        2

Refit Operations

              Refit operations are carried out at a Miami boatyard, where we rent approximately 1,000 square feet of workshop space and the required boat slips. We have a crew of 8-10 persons supervised by a project manager. Our crew includes marine craftsmen but from time to time, specialty tradesmen such as welders or engine mechanics are engaged for specific repair items.  South Florida, including Miami, Fort Lauderdale and the surrounding cities is one of the major yachting regions in the United States, with a complete range of craftsmen and marine suppliers. However, the 2005 hurricane season severely affected south Florida. Although none of our operations or assets suffered damage, many yachts were damaged in 2005, leading to a shortage of tradesmen. This shortage was alleviated by summer of 2006; however, a repeat of a hurricane season like 2005 could result in another shortage. In early 2007, we suspended refit operations for two reasons. First, because our public listing was delayed, we were unable to obtain the required funding to complete the refit of the Burger. Secondly, the owner of the boatyard determined to prohibit owner refit work at the boatyard for larger boats. We have not yet found an alternative boatyard for our activities and will not do so until we have sufficient funding.

Marketing

               We market our yachts through yacht brokerage and co-brokerage agreements. We have developed web sites at cozumelyachts . com and cozumelyachtbrokers . com. To date we have not had sufficient funds to do so, but we intend in the future to advertise our yachts in print media and at boat shows. We may employ professional yacht brokers on a commission basis to market them as well.

Employees

              The Company's only employee at the present time is its sole officer and director, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.  (See "Management"). Remaining consultants and craftsmen are paid as independent contractors.

Competition

               Competition within the yacht repair and refitting industry is intense. We face competition at the local, regional, national and international levels. Our largest competitors for yacht refitting include several large boatyards in the southeastern
U.S., but we also compete with innumerable independent persons who buy and fix up boats. We have tried to find a niche by emphasizing quality and by keeping our costs down.  However, foreign repair facilities (Venezuela, for example) have much lower labor costs and do not need to meet U.S. environmental standards.

               To the extent that we are buying and selling the yachts for our own account, we compete with innumerable boat dealers and brokers and individual sellers, as well as new boat manufacturers.

Regulations

               Certain materials used in boat manufacturing are toxic, flammable, corrosive or reactive and classified by state and federal governments as "hazardous materials". Control of hazardous materials is regulated by the U.S. Environmental
 Protection Agency and state environmental protection agencies. If it is ever determined that our operations have resulted in hazardous waste contamination, the costs of cleaning up those wastes could be substantial and could have a material adverse effect on our business, financial condition and results of operations. We cannot predict our future regulatory compliance costs with precision and we cannot be certain of any costs that we may be forced to incur in connection with our historical on-site or off-site waste disposal.

               Certain states have required or are considering requiring a license to operate a recreational boat. These licensing requirements are not expected to be unduly restrictive. They may, however, discourage potential first-time buyers, which could, in turn, adversely affect our business. In addition, certain state and local governmental authorities are contemplating regulatory efforts to restrict boating activities on certain inland bodies of water. While the scope of these potential regulations is not yet known, their adoption and enforcement could have a material adverse effect on our business.

Effect of Fuel Prices and General Economy

               Almost all higher end yachts are powered by diesel engines. A significant increase in the price or tax on the sale, or an interruption in the supply of diesel fuel on a regional, national or international basis could adversely affect our sales and operating results. At various times in the past, diesel or gasoline fuel has been difficult to obtain, and we cannot assure you that the supply of those fuels will not be interrupted. In 2007, fuel prices did increase substantially and, in conjunction with the real estate crisis in South Florida, the resale market for yachts has been severely affected. Until the market recovers, we will have a difficult time moving inventory.

               Sales trends in the recreational boating industry are influenced by several factors, including general economic growth, consumer confidence, spending habits and household income and net worth levels. Interest rates and fuel prices also have a direct impact on boat sales, as well as demographic trends at the local, regional and national level. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.  We target a narrow market of wealthy or very wealthy individuals who can afford yachts. We believe that sales of recreational power boats have grown steadily since 1971, except for the 1989 to 1992 time frame. During that four-year period, the effects of a recession, the imposition of a luxury tax, and other adverse political and economic events had a material adverse impact on sales of all boats, but particularly in the upper end of the segment including cruisers and luxury yachts.

               We believe the upturn in the industry since 1992 has been fueled by the overall strength of the U.S. economy and the rapid growth in the wealth and number of consumers from the baby-boomer generation, as well as demand for boats from the estimated 35 million adult anglers in the U.S. Our target market is the 35 to 54 age group, which has more disposable income and overlaps with the baby-boomer population.

Item 2.  DESCRIPTION OF PROPERTY

The Company shares administrative space with its sole officer.  The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses. The Company rented workshop space through 2006 and rents boat slips as needed on a month-to-month basis at several boatyards in the Miami area. We have the use of sales facilities provided by our President without charge in St. John, USVI and on Antigua, WI to accommodate potential foreign purchasers.

Item 3.  LEGAL PROCEEDINGS

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

                                                                       PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock has not traded.  As of June 30, 2005, there were 111 stockholders of record.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                 We have not yet enjoyed any revenues. As of June 30, 2005, we have expended $505,862 for the acquisition of one yacht and its refit. All of our capital needs have been supplied by advances from an officer and director or proceeds on a convertible debenture that have been advanced by an affiliate of that officer and director. The interest rate on the note is 8%, but due to the related party nature of the note, the interest expense is forgiven and accounted for as additional paid in capital. We estimate that the refit of the yacht will require an additional $2 million over the next 2 years. We understand that this amount is beyond the financial capability of the current funding source and we intend to carry out a public or private offering of stock or debt as soon as the Registrant can obtain a listing of its common stock. However, we have no arrangement or understanding for any funding. The affiliate is under no legal obligation to continue to supply funding.

                 In the years ended June 30, 2005 and 2004, we received dividend income from invested funds of $7,342 and $621, respectively. The funds were invested beginning in May 2004; therefore, the dividend income in fiscal 2004 was much less.  Gain from sale of available for sale securities of $21,265 in 2005 will not reoccur because these funds have been expended as of year end and we have no more securities available for sale.

                 As of June 30, 2005, we had cash on hand of $24,112. Our cash needs to complete all projects is estimated to be $1,500,000. A party affiliated with a shareholder has indicated that it can loan these funds to the Company, but is under no legal obligation to do so. If we are unable to obtain sufficient funding, we will not be able to complete projects and realize revenue upon their sale. In the year ended June 30, 2005, our cash needs were met by the sale of marketable securities of $212,812, dividend income of $7,342, related party loans of $275,130 and advances from related parties of $51,573.

            Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

            Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

            Our future operating results are subject to many facilities, including:

            o     our success in completing refits and reselling yachts;

            o     our ability to attract and retain qualified personnel;

            o     the effects of rising fuel prices and general economic conditions affecting the market for luxury yachts;

            o     our ability to obtain additional financing; and

            o     other risks which we identify in future filings with the SEC.

            Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On September 14, 2005, the Company terminated its relationship with Pritchett, Siler & Hardy, P.C . (“PSH”) the principal accountant previously engaged to audit the Company’s financial statements.  The Company’s board of directors approved the dismissal of  PSH. The audit reports of PSH on the Company’s financial statements for the fiscal years ending June 30, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except such report was modified to include an explanatory paragraph for a going concern uncertainty. In connection with the audits of the fiscal years ending June 30, 2004 and 2003 including the subsequent interim periods since engagement through September 14, 2005, the date of termination, the Company had no disagreements with PSH with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B.  Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused PSH to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal year ending June 30, 2004, including the subsequent interim periods since engagement through September 14, 2005, the date of PSH’s termination, the Company (or anyone on its behalf) did not consult with any other accounting firm regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult any other firm in respect to these matters during the time periods detailed herein.

The Company provided PSH with a copy of a Current Report on Form 8-K dated September 14, 2005. The Company requested that PSH furnish the Company with a letter to the Securities and Exchange Commission stating whether PSH agreed with the above statements. A copy of that letter dated September 16, 2005, is filed as an Exhibit to the Form 8-K.

In February 2007, the Company engaged De Joya Griffith & Company, LLC as its independent auditors.

Item 8A.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Specifically, the Company did not request nor maintain copies of invoices from all vendors, and management double booked some expenses advanced by a related party.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.          OTHER INFORMATION. Not Applicable.

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

            Jehu Hand, age 51, has been President, Chief Financial Officer and Secretary of the Company since its inception.  Mr. Hand has been engaged in corporate and securities law practice and has been a sole practitioner since May 1994 when Hand & Hand incorporated as a law corporation in May 1994.  From 1999 to June 2003, Mr. Hand was semi-retired, but began working again in June 2003 as sole shareholder of Hand & Hand, a professional corporation.   From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment.  He was a director of Laser Medical from February 1992 to February 1993.  From January to October 1992, Mr. Hand was Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard.  From January 1991 to January 1992, he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation.   From January to December 1990, he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989.  From 1984 to June 1986, Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio.  Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is a registered principal (Series 7, 24 and 63) of Jackson, Kohle & Co., a broker-dealer and member of FINRA, and also Jackson,  Kohle SE, a European broker dealer.   Mr. Hand was a director and president of Albion Aviation, Inc. from 2000 to March 2003, and is the sole officer and director of Russian Athena, Inc.  He was the Secretary of DanaPC.com from 2006 to January  2008 and he currently devotes 10 hours per week to Cozumel Corporation. In 2006, he was a director of Worldwide Manufacturing Company USA, Inc.

Audit Committee

         We do not have an audit committee.  The entire Board of Directors serve as the audit  committee.  Because of the small size of the Company and the risk attendant to a small public  company,  we are currently unable to attract an audit committee financial expert to our Board of Directors.

Code of Ethics

          We have not adopted a code of ethics which applies to the chief executive officer or principal financial accounting officer, because of our level of operations at this time.

Item 10. EXECUTIVE COMPENSATION

            No executive officer or director received any compensation during any of the last three fiscal years.

Directors currently receive no compensation for their duties as directors. Beginning in July 2005, Mr. Hand will receive a salary of $5,000 per month, which will be deferred until there is cash available.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company’s capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group.  The address of each person is “care of” the Company.

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Mr. Hand from time to time has advanced certain amounts for the Company. These amounts are unsecured, due on demand and bear no interest. The amount outstanding at June 30, 2005 was $49,523.

                An investment fund controlled by Mr. Hand has loaned funds to the Company under a Convertible Debenture. The funds bear interest at 8% per annum and are secured by a lien on the assets of the Company. The amount outstanding with interest at June 30, 2005 was $425,130.

                                                                      PART IV

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits.  The following exhibits of the Company are included herein.

    Exhibit No.               Document Description

        3.                 Charter and Bylaws

                           3.1.     Articles of Incorporation(1)

                           3.2      Bylaws(1)

         10.                Material Contracts

      10.1 Convertible Debenture. Filed herewith.

16. Changes in Accountants

16.1 Letter from Pritchett, Siler and Hardy, P.C. Filed with our Current Report on Form 8-K dated September 14, 2005.

(1)      Filed with the Company's original Form 10-SB.

          (b)                      Reports on Form 8-K.

                                    Not Applicable.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, De Joya Griffith & Company, LLC, billed us $7,000 for audit fees and review of quarterly  filings for  the fiscal year ended June 30, 2005.

Less than 50% of the hours expended by our auditors on the audit for the year ended June 30, 2005 were performed by persons’ other than De Joya Griffith & Company, LLC permanent full time employees.

There were no funds paid in audit related fees, tax fees and all other fees to such firm during the year ended June 30, 2005.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of De Joya Griffith & Company, LLC was approved by the Board of Directors.  No services described in Item 9(e) (2) through 9(e) (4) of Schedule 14A were performed by our auditors.

                                                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2008.

                                                                                 COZUMEL CORPORATION

                                                                                 By:     /s/ Jehu Hand

                                                                                          Jehu Hand

                                                                                          President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 29, 2008.

By:     /s/ Jehu Hand                                                       President, Chief Financial Officer

            Jehu Hand                                                        and Director (chief financial officer

                                                                                    and accounting officer and duly

                                                                                    authorized officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cozumel Corporation

Dana Point, California

We have audited the accompanying balance sheet of Cozumel Corporation (A Development Stage Company) as of June 30, 2005, and the related statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows from inception (April 20, 1994) through June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Cozumel Corporation for the year ended June 30, 2004. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended June 30, 2004, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cozumel Corporation (A Development Stage Company) as of June 30, 2005, and the results of its operations and cash flows from inception (April 20, 1994) through June 30, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

June 19, 2008

2580 Anthem Village Drive, Henderson, NV  89052

Telephone (702) 588-5960  -  Facsimile (702) 588-5979

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

COZUMEL CORPORATION

Dana Point, California

We have audited the accompanying statements of operations and other comprehensive income (loss), stockholders' equity (deficit) and cash flows of Cozumel Corporation [a development stage company] for the year ended June 30, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the of results of operations and cash flows of Cozumel Corporation [a development stage company] for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

August 29, 2004

                                                                                         COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Audited)

                                                                                                                                                                                                                 As of

                                                                                                                                                                                                               June 30,

                                                                                                                                                                                                                  2005

                                                                                                                                                                                                            ____________

 ASSETS

        Cash and cash equivalents                                                                                                                                    $                   24,112

                                                                                                                                                                                                              ___________

                           Total current assets                                                                                                                                                  24,112

        Inventory                                                                                                                                                                                     505,862

Total assets                                                                                                                                                                      $                529,974

                                                                                                                                                                                                      _____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts payable                                                                                                                                                    $                   11,941

        Advances due to – related party                                                                                                                                                49,523

        Note payable – related party                                                                                                                                                     425,130

                                                                                                                                                                                                             ___________

                Total current liabilities                                                                                                                                                       486,594

                                                                                                                                                                                                             ___________

STOCKHOLDERS' EQUITY

        Preferred stock, $.001 par value, 1,000,000 shares

            authorized; no shares issued and outstanding                                                                                                                           --

        Common stock, $.001 par value, 20,000,000 shares

            authorized; 1,000,000 shares issued and outstanding                                                                                                         1,000

        Additional paid in capital                                                                                                                                                           51,344

        Accumulated deficit during the development stage                                                                                                              (8,964)

                                                                                                                                                                                                             ___________

                Total stockholders’ equity                                                                                                                                                43,380

                                                                                                                                                                                                             ___________

Total liabilities and stockholders’ equity                                                                                                                  $                 529,974

                                                                                                                                                                                                            ____________

The accompanying notes are an integral part of this financial statement.

 COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Audited)

                                                                                                                                              For the

                                                                                                                                         Years ended                        From Inception

                                                                                                                                             June 30,                           (April 20, 1994)

                                                                                                                                     ______________________                   Through

                                                                                                                                2005                        2004                June 30, 2005

                                                                                                                           ____________             ___________              __________

REVENUE                                                                                                     $                       --      $                     --      $                   --

EXPENSES:

        General and administrative                                                                                 12,788                          549                   19,207

LOSS BEFORE OTHER

   INCOME (EXPENSE)                                                                                             (12,788)                       (549)                (19,207)

OTHER INCOME (EXPENSE)

  Gain on sale of available-for-sale securities                                                          21,265                          617                   21,882

  Dividend income                                                                                                          7,342                          621                     7,963

  Interest expense – related party                                                                             (18,149)                    (1,414)                (19,563)

Total other income (expense)                                                                                    10,458                        (176)                  10,282

                                                                                                                                  ____________               ___________            __________

LOSS BEFORE INCOME TAXES                                                                             (2,330)                       (725)                 (8,925)

CURRENT TAX EXPENSE                                                                                               --                            39                        39

                                                                                                                                      ____________            ___________            __________

NET LOSS                                                                                                   $               (2,330)      $               (764)        $       (8,964)

                                                                                                                                     ____________             ___________             __________

                                                    BASIC LOSS PER COMMON

 SHARE                                                                                                       $                   (.00)        $              (.00)        $           (.01)

                                                                                                                                     ____________             ___________            __________

                                                    WEIGHTED AVERAGE NUMBER

  OF COMMON SHARES - BASIC                                                                     1,000,000               1,000,000             1,000,000

NET LOSS                                                                                                  $               (2,330)         $           (764)         $       (8,964)

                                                    OTHER COMPREHENSIVE INCOME:

                                                    Gain on sale of available-for-sale

                                                    securities arising during the

              period                                                                                                                           18,285                    3,597                 21,882

                                                    Less: reclassification adjustment for

                                                    gains included in net income                                           (21,265)                     (617)               (21,882)

COMPREHENSIVE INCOME (LOSS)                                                  $                (5,310)       $           2,216        $        (8,964)

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

From Inception (April 20, 1994) through June 30, 2005

(Audited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Other	During the	Stockholders
	____________	_________	_____________	____________	Paid In	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Income	Stage	(Deficit)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE,April 20, 1994	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of 1,000,000 shares of common
stock for cash of $1,015, or $.001 per
share, April 20, 1994	-	-	1,000,000	1,000	15	-	-	1,015

Net loss	-	-	-	-	-	-	(42)	(42)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1994	-	-	1,000,000	1,000	15	-	(42)	973

Net loss	-	-	-	-	-	-	(338)	(338)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1995	-	-	1,000,000	1,000	15	-	(380)	635

Net loss	-	-	-	-	-	-	(320)	(320)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1996	-	-	1,000,000	1,000	15	-	(700)	315

Net loss	-	-	-	-	-	-	(314)	(314)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1997	-	-	1,000,000	1,000	15	-	(1,014)	1

Net loss	-	-	-	-	-	-	(312)	(312)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1998	-	-	1,000,000	1,000	15	-	(1,326)	(311)

Net loss	-	-	-	-	-	-	(790)	(790)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1999	-	-	1,000,000	1,000	15	-	(2,116)	(1,101)

The accompanying notes are an integral part of this financial statement.

                                                                                         17

Net loss	-	-	-	-	-	-	(1,134)	(1,134)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2000	-	-	1,000,000	1,000	15	-	(3,250)	(2,235)

Net loss	-	-	-	-	-	-	(947)	(947)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2001	-	-	1,000,000	1,000	15	-	(4,197)	(3,182)

Net loss	-	-	-	-	-	-	(1,519)	(1,519)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2002	-	-	1,000,000	1,000	15	-	(5,716)	(4,701)

Net loss	-	-	-	-	-	-	(154)	(154)
	__________	__________	___________	__________	__________	__________	__________	__________

BALANCE, June 30, 2003	-	-	1,000,000	1,000	15	-	(5,870)	(4,855)

Unrealized holding gain	-	-	-	-	-	2,980	-	2,980

Accrued interest expense forgiven by
related party accounted for as
contribution to capital	-	-	-	-	1,414	-	-	1,414

Net loss	-	-	-	-	-	(764)	(764)	(764)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2004	-	-	1,000,000	1,000	1,429	2,980	(6,634)	(1,225)

Contribution to Capital	-	-	-	-	49,915	-	-	49,915
Realization of holding loss						(2,980)		(2,980)
Net loss	-	-	-	-	-	-	(2,330)	(2,330)
	__________	__________	___________	__________	__________	__________	__________	__________

BALANCE, June 30, 2005	-	$ -	1,000,000	$ 1,000	$ 51,344	$ -	$ (8,964)	$ 43,380
	_________	_________	__________	_________	_________	_________	_________	_________

The accompanying notes are an integral part of this financial statement.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

                                                                                                                                                               For the                            From Inception

                                                                                                                                                              Years ended                     April 20, 1994

                                                                                                                                                               June 30,                                 Through

                                                                                                                                                        _____________________                June 30, 2005

                                                                                                                                                    2005                        2004

                                                                                                                                               ____________            ___________                 __________

Cash Flows Provided by Operating Activities:

    Net loss                                                                                                                       $            (2,330)          $      (764)                $      (8,964)

    Adjustments to reconcile net loss to net cash used by

      operating activities:

        Gain on sale of available-for-sale securities                                                                  (21,265)                  (617)                      (21,882)

        Forgiveness of interest – related party                                                                           18,149                 1,414                          19,563

        Changes in assets and liabilities:

              Increase (decrease) in accounts payable                                                                 11,272                   (154)                         15,973

                                                                                                                                                  ____________           ___________                __________

      Net cash provided (used) by operating activities                                                            5,826                    (121)                          4,690

                                                                                                                                                  ____________           ___________                __________

Cash Flows Provided by Investing Activities:

    Purchase of available-for-sale securities                                                                         (44,922)             (157,217)                    (202,139)

    Proceeds from sale of available-for-sale securities                                                       212,812                  12,973                       225,785

    Purchase of inventory                                                                                                     (475,862)                         --                      (475,862)

                                                                                                                                              ____________             ___________                  __________

        Net cash used by investing activities                                                                       (307,972)              (144,244)                    (452,216)

                                                                                                                                              ____________           ___________                    __________

Cash Flows Provided by Financing Activities:

     Advances from related party                                                                                            48,533                            -                          48,533

     Repayment of advances due to related party                                                                 (3,040)                           -                          (3,040)

     Proceeds from note payable - related party                                                                  275,130                150,000                        425,130

 Proceeds from sale of common stock                                                                                            -                            -                            1,015

                                                                                                                                               ____________            ___________                   __________

        Net cash provided by financing activities                                                                 320,623                150,000                         471,638

                                                                                                                                               ____________            ___________                   __________

Net Increase in Cash                                                                                                             18,477                    5,635                            24,112

Cash at Beginning of Period                                                                                                 5,635                           --                                    --

                                                                                                                                               ____________           ___________                     __________

Cash at End of Period                                                                                          $               24,112         $          5,635                $           24,112

                                                                                                                                               ____________            ___________                    __________

Supplemental Disclosures of Cash Flow Information:

        Cash paid during the period for:

      Interest                                                                                                             $                       --          $              --                  $                  --

      Income taxes                                                                                                    $                       --          $              --                  $                  --

Supplemental Schedule of Non-cash Investing and Financing Activities:

     Forgiveness of debt- related party                                                                $              19,915           $      1,414                    $         21,344

     Contribution of asset in lieu of

     Inventory purchase and prepayment of expenses                                     $              30,000            $            --                    $         30,000

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 - DESCRIPTION OF THE BUSINESS, HISTORY AND SUMMARY OF

     SIGNIFICANT POLICIES

Organization -COZUMEL CORPORATION (“the Company”) was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions.  The Company formed a Florida subsidiary, Cozumel Yacht Brokers, Inc. in January 2005 and has entered the business of buying, selling, remodeling and brokering the sale of yachts. The financial statements present the consolidated financial position, results of operations and cash flows for the consolidated entity. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

Cash and Cash Equivalents -For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory - Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. At June 30, 2005, inventory includes one Burger 74’ motor yacht in process of refit.

Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.  For the years ended June 30, 2005 and 2004, no options and warrants were included in the computation of diluted earnings per share because their effect would be antidilutive.

Fair Value - The carrying amounts reflected in the consolidated balance sheet for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

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

Reclassifications– Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to presentation in the current year financial statements.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”).  SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 - DESCRIPTION OF THE BUSINESS, HISTORY AND SUMMARY OF

     SIGNIFICANT POLICIES (cont)

APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished.  SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 was applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of SFAS 2005 is not expected to have any material impact on the financial statements.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140").

SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company will apply SFAS 155 for all financial instruments acquired, issued, or subject to a re-measurement, occurring after our first fiscal year that begins after September 15, 2006. Since the Company has not and does not intend to acquire any hybrid financial instrument, the application of SFAS 155 will have no impact on the Company.

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Audited)

 NOTE 1 - DESCRIPTION OF THE BUSINESS, HISTORY AND SUMMARY OF

      SIGNIFICANT POLICIES (cont)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock-based compensation.” This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005.  The Company does not believe that the application of SFAS 123(R) will have any material impact on the Company.

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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans” - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not believe this will impact our financial statements.

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 - DESCRIPTION OF THE BUSINESS, HISTORY AND SUMMARY OF

      SIGNIFICANT POLICIES (cont)

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction.  Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                                                  COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of available-for-sale securities by major security type are as follows:

                                                                                                                 June 30,                                   June 30,

                                                                                                                    2005                                          2004

                        Publicly-traded equity securities

                          Amortized cost                                                   $                           --                $                 144,861

                          Gross unrealized gains                                                                   --                                       2,980

                          Gross unrealized losses                                                                 --                                             --

                        Estimated Fair Value                                            $                           --                $                 147,841

The Company uses the average cost method to determine the cost of securities sold.  Proceeds from sales of available-for-sale securities and the resulting gross realized gains and losses are as follows:

                                                                                                                               For the Year Ended

                                                                                                                                         June 30,

                                                                                                                    2005                                        2004

                        Proceeds from sales                                             $                 212,812            $                 12,973

                        Gross realized gains                                             $                   35,392            $                      617

                        Gross realized losses                                                             (14,127)                                       --

                        Net realized gain (loss) on sales                        $                   21,265            $                      617

NOTE 3 - NOTE PAYABLE RELATED PARTY

In May 2004, the Company issued a $150,000 note payable to an entity related to a shareholder of the Company The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note is due on demand and accrues interest at 8% per annum.  During the year ended June 30, 2005 and 2004, respectively, interest expense was $18,149 and $1,414.  During the year ended June 30, 2005 and 2004, respectively, the related party forgave accrued interest of $18,149 and $1,414.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The Company has determined the convertible debenture to not have a beneficial conversion feature, therefore, no beneficial conversion feature has been recorded as of June 30, 2005.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 4 - INCOME TAXES

At June 30, 2005 and 2004, the Company had a federal operating loss carryforward of approximately $8,900 and $6,600, respectively, which expires in varying amounts between 2005 and 2024.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30:

	2005	2004
Deferred tax assets:
Net operating loss carryforward	$ 3,137	$ 2,322
Total deferred tax assets	(3,137)	(2,322)
Less: Valuation Allowance	--	--

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of June 30, 2005 and 2004 was $3,137 and $2,322, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2005 and 2004 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2005	2004

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(8.7)%	(8.7)%
Change in valuation allowance	43.7%	43.7%

Effective tax rate	0.0%	0.0%

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2005.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.  On April 20, 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock.  The shares were issued for cash of $1,015 (or $.001 per share).

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan.  The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options.  The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company’s common stock.  The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value.

Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company’s common stock on the date of the grant) or three months after termination of employment.  As of June 30, 2005, no options have been granted.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advances - During the years ended June 30, 2005 and 2004, a former officer/shareholder of the Company directly paid expenses totaling $49,523 and $4,032 on behalf of the Company.  No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to a shareholder of the Company (see note 3 – “Note payable Related Party”).

Management Compensation - For the year ended June 30, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

Office Space- The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  The Company has an accumulated deficit of $8,963, and a working capital deficit of $462,481 as of June 30, 2005. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 9 – SUBSEQUENT EVENTS

An officer and director advanced an additional $10,657 and $0 in the years ended June 30, 2006 and 2007, respectively.

A party related to the officer and director continued to advance funds to the Company at 8% interest.  Such additional advances were $1,327,000 as of June 30, 2006 and $375,696 in the year ended June 30, 2007.

The Company purchased three more yachts subsequent to June 30, 2005. In June 2006, the Company sold a yacht to our officer and director. As consideration, the Company reduced $55,000 in accrued liabilities owed to this officer and director and $93,000 was accounted for as a prepayment towards this individual’s monthly compensation of $5,000 per month. The total value of this transaction totaled $148,000, which is the Company’s historical cost basis of this yacht.

