Form 10QSB
period 2005-09-30
COZUMEL CORP
filed 2008-10-17
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

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

                                                                                                                      at September 30, 2005

Transitional Small Business Format     Yes            No    X

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

                                                                                                     ASSETS

                                                                                                        September 30,         June 30,

                                                                                                               2005                   2005

                                                                                                          (unaudited)           (audited)

ASSETS

      Cash and cash equivalents                                                               $      1,268         $    24,112

            Total current assets                                                                         1,268                 24,112

      Inventory                                                                                          849,695               505,862

           Total assets                                                                           $   850,964             $   529,974

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                         $      9,783             $       11,941

    Advances - related party                                                                     64,524                      49,523

    Convertible - note payable – related party                                         750,475                     425,130

             Total current liabilities                                                              824,782                     486,594

Total liabilities                                                                                       824,782                     486,594

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $.001 par value; 1,000,000 shares

   authorized; no shares issued and outstanding                                                --                             --

 Common stock, $.001 par value; 20,000,000 shares

   authorized; 1,000,000 shares issued and outstanding                               1,000                        1,000

 Additional paid in capital                                                                        63,302                       51,344

Deficit accumulated during the

   development stage                                                                              (38,120)                     (8,964)

Total stockholders’ equity (deficit)                                                           26,182                    43,380

Total liabilities and stockholders’ equity (deficit)                                $  850,904              $   529,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                FOR THE THREE                              INCEPTION

                                                                               MONTHS ENDED                               (April 20, 1994)

                                                                                September 30,                                               TO

                                                                  2005                             2004                        September 30, 2005

REVENUE                                           $                     --        $                --                           $                          --

OPERATING EXPENSES:

  General and administrative                           17,212                           3,588                                               36,419

Operating loss                                             (17,212)                         (3,588)                                            (36,419)

OTHER INCOME (EXPENSE)

  Gain on sale of

  available-for-sale securities                                 --                           1,892                                               21,882

  Dividend income                                                14                           2,881                                                 7,977

  Interest expense – related party                 (11,958)                        (3,000)                                            (31,521)

         Total other income (expense)            (11,944)                           1,773                                              (1,662)

LOSS BEFORE

   INCOME TAXES                                 (29,156)                        (1,815)                                            (38,081)

CURRENT TAX EXPENSE                              --                              315                                                     39

NET LOSS                                   $          (29,156)        $              (2,130)                    $                      (38,120)

BASIC LOSS

   PER COMMON SHARE        $                (.03)        $                  (.00)

WEIGHTED AVERAGE NUMBER

  OF COMMON SHARES       $        1,000,000        $          1,000,000

NET LOSS                               $          (29,156)        $              (2,130)                    $                        (38,120)

OTHER COMPREHENSIVE INCOME:

Unrealized (realized) holding gains on available

    for sale securities)                $                     --                         16,226                    $                         21,882

Less:  reclassification adjustment for (gains)

    included in net income         $                     --          $              (1,892)                    $                      (21,882)

OTHER COMPREHENSIVE

 INCOME (LOSS)                     $        (29,156)        $               12,204                     $                     (38,120)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                                                           CUMULATIVE

                                                                                                             FOR THE THREE                      FROM INCEPTION

                                                                                                               MONTHS ENDED                (April 20, 1994)

                                                                                                            September 30,                                        TO

                                                                                                                 2005                      2004        September 30, 2005

Cash Flows from Operating Activities:

  Net loss                                                                            $            (29,156)       $            (2,130)    $                  (38,120)

  Adjustments to reconcile net loss to net cash used by operating activities

  Gain on sale of  available-for-sale securities                                               --                     (1,892)                          (21,882)

    Changes in assets and liabilities:

    Increase (decrease) in accounts payable                                           (2,158)                       (530)                              9,783

    Increase in accrued interest - related party                                        11,958                      3,000                             61,523

    Increase in deferred tax liability                                                                --                          315                                     --

               Net cash used by

                 operating activities                                                            (19,356)                    (1,237)                             11,304

Cash Flows from Investing Activities:

  Purchase of available-for-sale securities                                                    --                    (25,403)                         (202,139)

  Cash provided by sale of

      available-for-sale securities                                                                   --                     24,316                            225,785

  Cash used in purchasing inventory                                                  (343,833)                           --                           (849,695)

      Net cash used by

             investing activities                                                               (343,833)                      (1,087)                         (826,044)

Cash Flows from Financing Activities:

   Advances from related party                                                                   --                               --                              67,564

   Repayment of related party advances                                              (1,500)                          (540)                             (3,040)

   Proceeds from convertible note payable - related party                 325,345                               --                            750,475

   Proceeds from sale of common stock                                                     --                               --                                1,015

  Net cash provided used by

     financing activities                                                                    (340,345)                          (540)                           816,013

Net increase (decrease) in cash                                                (22,844)                         (2,864)                             1,268

Cash balance at beginning of period                                          24,112                            5,635                                     -

Cash at end of period                                                     $               1,268             $               2,771  $                           1,208

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                                     $                    --              $                     --    $                                --

     Income taxes                                                            $                    --              $                     --   $                                --

Supplemental Schedule of Non-cash Investing and Financing Activities:

   Forgiveness of Debt                                                 $             11,958             $               3,000                      61,523

The accompanying notes are an integral part of these unaudited condensed financial statements.

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and results of operations and cash flows for the three months ended September 30, 2005 and 2004, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Reclassifications - Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with presentation in the current year financial statements.

NOTE 2 - CONVERTIBLE NOTE PAYABLE - RELATED PARTY

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

The note matures on December 31, 2005.  During the three months ended September 30, 2005 and 2004 interest expense was $11,958 and $3,000, respectively.  The related party has forgiven the accrued interest as incurred.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The Company has determined the convertible debentures to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of September 30, 2004.

NOTE 3 - INCOME TAXES

At September 30, 2005, the Company has net operating loss carryforwards of approximately $38,120 available to offset future taxable income and expiring beginning in 2014 through 2025

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - During the quarter ended September 30, 2005, the officer/shareholder advanced $15,000.  At September 30, 2005, the Company owed the shareholder $64,524.  No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to an officer/shareholder of the Company [see note 2].

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses of approximately $38,120 since its inception and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible acquisition with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF        OPERATIONS AND FINANCIAL CONDITION

The Company has a working capital deficit of $823,514.  The Company is being funded by related party advances and loans.  We have no revenues to date.

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES - None

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.       OTHER INFORMATION - None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31. Certifications
31.1 Certification of Jehu Hand as Chief Executive and Financial Officer
32. Certifications
32.1 Certification pursuant to 18 U.S.C. Section 1350 of Jehu Hand as Chief Executive and Financial Officer

                        Reports on Form 8-K--None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    COZUMEL CORPORATION

Date: October 14, 2008                                             By:/s/ Jehu Hand

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