Form 10QSB
period 2005-12-31
COZUMEL CORP
filed 2008-10-17
CIK 1092793

                                     SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549

                                                                FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2005

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

                                                                                                                       at December 31, 2005

Transitional Small Business Format     Yes            No    X

COZUMEL CORPORATION

                                                  (A Development Stage Company)

                                               CONDENSED BALANCE SHEETS

                                                                     (Unaudited)

                                                                       ASSETS

                                                                                                             December 31,       June 30,

                                                                                                                   2005                2005

ASSETS                                                                                              (Unaudited)           (Audited)

     Cash and cash equivalents                                                                 $  13,417         $   24,112

             Total current assets                                                                       13,417              24,112

    Inventory                                                                                          1,436,468            505,862

Total assets                                                                                       $ 1,449,884        $  529,974

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                             $    8,790         $   11,941

    Advances - related party                                                                       79,524             49,523

    Convertible note payable – related party                                           1,355,023           425,130

             Total current liabilities                                                              1,443,336           486,594

Total liabilities                                                                                       1,443,336          486,594

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding                                                    --                    --

Common stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding                                  1,000               1,000

Additional paid in capital                                                                            85,921             51,344

Accumulated deficit during the development stage                                     (80,373)            (8,964)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                6,548             43,380

TOTAL LIABILITIES AND STOCKHOLDER'S

 EQUITY (DEFICIT)                                                                 $      1,449,884 $         529,974

The accompanying notes are an integral part of the financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                             FROM

                                                                                                 INCEPTION

                                                                                               FOR THE THREE                        FOR THE SIX                                      (APRIL 20

                                                                                           MONTHS ENDED                          MONTHS ENDED 1994)                    THROUGH

                                                                                              DECEMBER 31,                            DECEMBER 31,                                  DECEMBER 31

                                                                                                      2005                        2004                            2005                            2004                   2005

REVENUES                                                                  $                        --           $                   --        $                   --            $                 --        $                     --

OPERATING EXPENSES

  General and administrative                                                          19,644                             156                     36,855                        3,744                        56,063

   Operating loss                                                                           (19,644)                          (156)                  (36,855)                      (3,744)                     (56,063)

OTHER INCOME (EXPENSE)

   Gain on sale of Available-for-sale

    Securities                                                                                           --                          2,422                            --                          4,314                       21,882

   Dividend income                                                                               10                          2,650                           24                          5,531                         7,987

   Interest expense - related party                                                (22,619)                       (3,000)                  (34,577)                       (6,000)                    (54,140)

        Total other income (expense)                                              (22,609)                         2,072                   (34,553)                        3,845                      (24,271)

INCOME (LOSS) BEFORE

  INCOME TAXES                                                                    (42,253)                         1,916                   (71,408)                            101                     (80,334)

CURRENT TAX EXPENSE                                                               --                          2,674                             --                          2,989                              39

NET LOSS                                                                  $              (42,253)                $        (758)     $            (71,408)             $        (2,888)                 $ (80,373)

BASIC LOSS

 PER COMMON SHARE                                           $                  (.04)           $              (.00)          $              (.07)            $            (.00)

WEIGHTED AVERAGE NUMBER

 OF COMMON SHARES                                                       1,000,000                  1,000,000                 1,000,000                   1,000,000

NET LOSS                                                                    $             (42,253)               $        (758)           $       (71,408)             $        (2,888)               $ (80,373)

OTHER COMPREHENSIVE INCOME:

Unrealized holding gains on available for

   Sale securities                                                                                   --                          9,900                            --                            26,126                   21,882

Less: reclassification adjustment for

  gains included in net income                                                              --                         (2,422)                          --                            (4,314)                 (21,882)

COMPREHENSIVE INCOME

 (LOSS)                                                                      $              (42,253)               $        6,720   $            (71,408)                 $        18,924            $    (80,373)

                                                             The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

                                                                          (A Development Stage Company)

                                                          CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               (Unaudited)

                                                                                                                                                                                                                    CUMULATIVE

                                                                                                                                                              FOR THE SIX                          FROM INCEPTION

                                                                                                                                                          MONTHS ENDED                          (April 20, 1994)

                                                                                                                                                               December 31,                                         TO

                                                                                                                  2005                                              2004                                  December 31, 2005

Cash Flows from Operating Activities:

Net loss                                                                                            $       (71,408)                 $                 (2,888)                               $                  (80,373)

Adjustments to reconcile net loss to net cash

    used by operating activities:

    Gain on sale of available-for-sale securities                                             --                                     (4,314)                                                    (21,882)

    Accrued interest – related party                                                        34,577                                       6,000                                                       84,142

    Changes in assets and liabilities:

    Increase (decrease) in accounts payable                                         (3,151)                                       (530)                                                        8,790

    Increase in deferred tax liability                                                                --                                        2,989                                                               --

               Net cash provided (used) by

                operating activities                                                              (39,984)                                       1,257                                                        (9,323)

Cash Flows from Investing Activities:

  Purchase of available-for-sale securities                                                --                                     (46,686)                                                    (202,139)

  Proceeds from sale of available-for-sale

       securities                                                                                                --                                      46,005                                                       225,785

    Cash used to purchase inventory                                             (930,606)                                             --                                                   (1,436,468)

      Net cash used by investing activities                                    (930,606)                                         (681)                                                 (1,412,822)

Cash Flows from Financing Activities:

   Advances from related party                                                         30,001                                              --                                                          82,564

   Repayment of related party advances                                                  --                                       (3,040)                                                         (3,040)

   Proceeds from note payable-related party                                 929,893                                              --                                                     1,355,023

   Proceeds from sale of common stock                                                   --                                               --                                                           1,015

  Net cash provided (used) by

     financing activities                                                                    (959,894)                                      (3,040)                                                   1,435,502

Net increase (decrease) in cash                                                    (10,696)                                     (2,464)                                                        13,417

Cash, balance at beginning of period                                            24,112                                        5,635                                                                   -

Cash, at end of period                                                       $             13,416                       $               3,171                     $                                   13,417

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                                         $                     --                      $                       --                      $                                           --

     Income taxes                                                                              $      --                        $                     --                        $                                          --

Supplemental Schedule of Non-cash Investing and Financing Activities:

     Forgiveness of Debt                                                              $ 34,577                     $                 6,000                       $                                   84,142

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2005 and results of operations and cash flows for the three and six months ended December 31, 2005 and 2004, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.  The results of operations for the period ended December 31, 2005 and 2004 is not necessarily indicative of the operating results for the full year.

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

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 2 - NOTE PAYABLE - RELATED PARTY

In May, 2004, the Company issued a $150,000 note payable to an entity related to a shareholder of the Company The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note is due on demand and accrued interest at 8% per annum.  During the three months ended December 31, 2005 and 2004, interest expense was $22,619 and $3,000, respectively.  During the three months ended December 31, 2005 and 2004, the related party forgave accrued interest of $22,619 and $3,000, respectively.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.

NOTE 3 - INCOME TAXES

At December 31, 2005, the Company has net operating loss carry-forwards of approximately $80,373 available to offset future taxable income and expiring beginning in 2015 through 2026.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - At December 31, 2005, the Company owed the shareholder $79,524.  No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to a shareholder of the Company [see note 3 Related Party].

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception of approximately $80,373 and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible acquisition with another company.

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

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - continued

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

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - continued

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

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - continued

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has a working deficit capital of $1,429,919.  The Company is being funded by officer advances and related party loans and has no revenues to date.

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

