Form 10QSB
period 2006-03-31
COZUMEL CORP
filed 2008-10-17
CIK 1092793

                                                          SECURITIES AND EXCHANGE COMMISSION

                                                                              WASHINGTON, D.C. 20549

                                                                                           FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006

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

                                                                                                                             at March 31, 2006

Transitional Small Business Format     Yes            No    X

                                   COZUMEL CORPORATION AND SUBSIDIARY

                                                  (A Development Stage Company)

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)

                                                                       ASSETS

                                                                                                          March 31,          June 30,

                                                                                                              2006                2005

CURRENT ASSETS

      Cash and cash equivalents                                                               $  37,896         $   24,112

Total current assets                                                                                   37,896              24,112

Inventory                                                                                             1,657,601            505,862

TOTAL ASSETS                                                                            $  1,695,497      $    529,974

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                             $       543         $   11,941

    Accounts payable - related party                                                          94,524              49,523

    Note payable – related party                                                            1,611,095           425,130

             Total current liabilities                                                              1,706,162           486,594

TOTAL LIABILITIES                                                                         1,706,162           489,594

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding

Common stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding                                                1,000               1,000

Additional paid in capital                                                                                       116,068             51,344

Retained earnings (deficit) accumulated during the development stage                   (127,733)            (8,964)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (10,666)            43,380

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT) $      1,695,497 $         529,974

The accompanying notes are an integral part of the financial statements.

                                   COZUMEL CORPORATION AND SUBSIDIARY

                                                  (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     (Unaudited)

                                                                                                                                                                                                                 FROM INCEPTION

                                                                                                                                       FOR THE THREE                         FOR THE NINE (APRIL 20,

                                                                                                                                      MONTHS ENDED                     MONTHS ENDED 1994) THROUGH

                                                                                                                                             MARCH 31,                              MARCH 31, MARCH 31,

                                                                                                    2006                        2005                            2006                        2005              2006

REVENUES                                                                       $              --                   $        --                   $            --                 $        --          $                  --

EXPENSES

  General and administrative                                                  17,222                          863                        54,078                     4,607                     73,285

   Operating loss                                                                    (17,222)                         863                        (54,078)                   4,607                    (73,285)

OTHER INCOME (EXPENSE)

   Gains on sale of available-for-

      sale securities                                                                         --                       16,951                                 --                    21,265                    21,882

   Dividend income                                                                        9                        1,707                                33                     7,238                      7,996

   Interest expense – related party                                    (30,147)                     (5,663)                        (64,724)                (11,663)                 (84,287)

        Total other income (expense)                                  (30,138)                    12,995                          (64,691)                 16,840                   (54,409)

INCOME (LOSS) BEFORE

  INCOME TAXES                                                             (47,360)                   12,132                        (118,769)                  12,233                  127,694

PROVISION FOR INCOME TAXES                                        --                             --                                   --                      2,989                           39

NET INCOME (LOSS)                                         $          (47,360)        $           12,132               $      (118,769)      $           9,244    $            (127,733)

BASIC INCOME (LOSS) PER

  COMMON SHARE                                           $                (.04)        $                 ..01                $             (.12)       $               ..01

WEIGHTED AVERAGE NUMBER

  OF COMMON SHARES                                   $       1,000,000        $      1,000,000                $      1,000,000      $    1,000,000

NET INCOME (LOSS)                                         $          (47,360)       $           12,132                 $      (118,769)     $           9,244    $            (127,733)

OTHER COMPREHENSIVE INCOME:

   Gains (loss) on sale of available-for-

  sale securities arising during the

period                                                                                       --                      16,951                                      --                21,265                       21,882

   Plus reclassification adjustment for (gains)

losses included in net income                                               --                    (16,951)                                     --                (21,265)                   (21,882)

INCOME (LOSS) BEFORE

INCOME TAXES                                              $          (47,360)        $           12,132                  $      (118,769)     $           9,244     $            (127,733)

              The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

                                                                            (A Development Stage Company)

                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)

                                                                                                                                                             FOR THE NINE                        FROM INCEPTION

                                                                                                                                                          MONTHS ENDED                          (April 20, 1994)

                                                                                                                                                                  March 31,                                            TO

                                                                                                                  2006                                              2005                                     March 31, 2006

Cash Flows from Operating Activities:

  Net Income (loss)                                                                          $         (118,769)                    $             (9,244)                       $                    (127,755)

  Adjustments to reconcile net loss to net cash used by

    operating activities:

  Gain on sale of available-for-sale securities                                                  --                                    (21,265)                                               (21,882)

  Accrued interest – related party                                                             64,724                                     11,663                                                114,289

Changes in assets and liabilities:

    Increase (decrease) in accounts payable                                          (11,398)                                     (1,299)                                                     543

    Increase in deferred tax liability                                                                   --                                        2,989                                                          --

               Net cash used by

              operating activities                                                                   (65,444)                                       1,332                                                 (34,784)

Cash Flows from Investing Activities:

  Purchase of Marketable Securities                                                             --                                     (46,686)                                               (202,139)

  Proceeds from sale of available for sale securities                                   --                                    212,812                                                 225,785

  Purchase of inventory                                                                    (1,151,739)                                 (238,121)                                            (1,657,601)

      Net cash used by

     investing activities                                                                      (1,151,739)                                   (71,955)                                            (1,633,955)

Cash Flows from Financing Activities:

   Advances from related party                                                             45,001                                      42,222                                                  97,504

   Repayment from related party                                        --                     (3,040)                                                     (3,040)

   Proceeds from sale of common stock                            --                              --                                                        1,015

   Proceeds from note payable-related party                             1,185,965                           62,504                                                       1,611,095

     Net cash flows provided by

     financing activities                                                                  1,230,966                          101,686                                                      1,706,634

Net increase in cash                                                                        13,783                             31,023                                                           37,896

Cash balance at beginning of period                                             24,112                               5,635                                                                    -

Cash at end of period                                                        $             37,895               $             36,658                     $                                   37,896

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                               $                               --               $                       --                     $                                           --

     Income taxes                                                      $                            601               $                    601                    $                                           --

Supplemental Schedule of Non-cash Investing and Financing Activities:

     Forgiveness of debt- related party                 $             64,724                          $             11,663                     $                                 114,289

     Contribution of asset in lieu of

     inventory purchase and prepayment

 of expenses                                                            $       --                                    $                 30,000                                       $                  30,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                   COZUMEL CORPORATION AND SUBSIDIARY

                                                  (A Development Stage Company)

  NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                 March 31, 2006

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31,  2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.  The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements –

Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2006, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable.  APB Opinion No. 20 “Accounting Changes” previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement is effective for the Company as of January 1, 2006.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial statements.

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

March 31, 2006

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

March 31, 2006

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2006

NOTE 2 - NOTE PAYABLE - RELATED PARTY

In May 2005, the Company issued a $150,000 8% convertible note payable to an entity related to a stockholder of the Company. The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note is due on December 31, 2006 and accrues interest at 8% per annum. During the nine months ended March 31, 2006 and 2005, interest expense was $64,724 and $0, respectively.  During the nine months ended March 31, 2006 and 2005, the related party forgave accrued interest of $64,724 and $0, respectively.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The Company has determined the convertible debenture to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of March 31, 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances - During the nine months ended March 31, 2006 and 2005, an officer/stockholder of the Company advanced amounts to the Company. As of March 31, 2006, the Company owed the officer/stockholder $94,524. No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to a stockholder of the Company [see note 2 Note Payable Related Party].

NOTE 4 – STOCKHOLDER’S EQUITY (DEFICIT)

The authorized common stock of the Company consists of 20,000,000 shares of common stock with par value of $0.001 and 1,000,000 shares of preferred stock with a par value of $0.001.

                        A related party forgave accrued interest for the nine months ended March 31, 2006 in the amount of $64,724. (See note 2 Note Payable Related Party).

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2006

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has accumulated deficit earnings since its inception of approximately $127,733 and it has not yet been successful in establishing its operations.  This factor raises substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The funds for the refitting of the yacht have been derived from a loan from a party related to the officer/director and from an officer/director.  All funds are loaned by the affiliated party at 8% interest.

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

