Form 10KSB
period 2006-06-30
COZUMEL CORP
filed 2008-10-17
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES   X        NO

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [  X  ]

               State issuer's revenues for its most recent fiscal year: None

               The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was not determinable since the Common Stock was not traded.

               The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2006:  Common Stock, $.001 Par Value - 1,000,000 shares

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

Marketing

              We market our yachts through yacht brokerage and co-brokerage agreements. We have developed a web site at www.cozumelyachts.com and www.cozumelyachtbrokers.com.  To date we have not had sufficient funds to do so, but we intend in the future to advertise our yachts in print media and at boat shows. We may employ professional yacht brokers on a commission basis to market them as well.

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
  3

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

               Sales trends in the recreational boating industry are influenced by several factors, including general economic growth, consumer confidence, spending habits and household income and net worth levels. Interest rates and fuel prices also have a direct impact on boat sales, as well as demographic trends at the local, regional and national level. Competition from other leisure and recreational activities, such as vacation properties and travel, can also affect sales of recreational boats.  We target a narrow market of wealthy or very wealthy individuals who can afford yachts. We believe that sales of recreational power boats have grown steadily since 1971, except for the 1989 to 1992 time frame. During that four-year period, the effects of a recession, the imposition of a luxury tax, and other adverse political and economic events had a material adverse impact on sales of all boats, but particularly in the upper end of the segment including cruisers and luxury yachts. Currently the industry is in a severe downturn, and we do not know when the industry will recover.

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

Item 3.  LEGAL PROCEEDINGS

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

                                                                       PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock has not traded.  As of June 30, 2006, there were 111 stockholders of record.

Sales of Unregistered Securities-  Not Applicable.

 Report of Offering of Securities and Use of Proceeds Therefrom.  -  not applicable

            Company repurchases of common stock during the year ended June 30, 2006.

            There were no Company repurchases of common stock during the year ended June 30, 2006.

            Equity Compensation Plans

            We have no equity compensation plans.

Securities and Exchange Commission Rule 15g

Our Company’s shares are covered by Rule 15g of the Securities and Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.”

Change of Control.

            There have been no changes of control.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                 We have not yet enjoyed any revenues. As of June 30, 2006, we have expended $1,673,077 for the acquisition of four yachts and their refit. All of our capital needs have been supplied by advances from an officer and director or proceeds on a convertible debenture that have been advanced by an affiliate of that officer and director. The interest rate on the note is 8%, but due to the related party nature of the note, the interest expense is forgiven and accounted for as additional paid in capital. The refit is complete on three yachts and we estimate that the refit of the remaining yacht will require an additional $400,000. We understand that this amount is beyond the financial capability of the current funding source and we intend to carry out a public or private offering of stock or debt as soon as the Registrant can obtain a listing of its common stock. However, we have no arrangement or understanding for any funding. The affiliate is under no legal obligation to continue to supply funding.  An additional yacht which we refitted was transferred to our officer at its cost of $154,157, to pay accrued compensation of $55,000 and to furnish a credit against his future compensation, which is treated as advances to related party totaling $94,157 as of June 30, 2006.

                 In the years ended June 30, 2006 and 2005, we received dividend income from invested funds of $43 and $7,342, respectively. The invested funds were largely expended during fiscal 2005, therefore, the dividend income in fiscal 2006 was much less.

                 As of June 30, 2006, we had cash on hand of $24,715. Our cash needs to complete all projects is estimated to be $400,000. A party affiliated with a shareholder has indicated that it can loan only a portion of these funds to the Company, but is under no legal obligation to do so. If we are unable to obtain sufficient funding, we will not be able to complete projects and realize revenue upon their sale. In the year ended June 30, 2005, our cash needs were met by related party loans of $1,330,311 and advances from related parties of $60,011.

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

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth following the signature page of this Report.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On September 14, 2005, the Company terminated its relationship with Pritchett, Siler & Hardy, P.C. (“PSH”) the principal accountant previously engaged to audit the Company’s financial statements.  The Company’s board of directors approved the dismissal of PSH. The audit reports of PSH on the Company’s financial statements for the fiscal years ending June 30, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except such report was modified to include an explanatory paragraph for a going concern uncertainty. In connection with the audits of the fiscal years ending June 30, 2004 and 2003 including the subsequent interim periods since engagement through September 14, 2005, the date of termination, the Company had no disagreements with PSH with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B.  Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused PSH to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

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

            In February 2007, the Company engaged De Joya Griffith & Company, LLC as its independent auditors.

            On September 8, 2008, Cozumel Corporation (the “Company”) terminated its relationship with De Joya Griffith & Company LLC the principal accountant previously engaged to audit the Company’s financial statements.  The Company’s board of directors approved the dismissal of  De Joya Griffith & Company LLC. The audit reports of PSH on  the Company’s financial statements for the fiscal year ending June 30, 2005 and  did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except such report was modified to include an explanatory paragraph for a going concern uncertainty. In connection with the audit of the fiscal year ending June 30, 2005 including the subsequent interim periods since engagement through September 8, 2008, the date of termination, the Company had no disagreements with De Joya Griffith & Company LLC with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-K, except as set forth in the following paragraph.  Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused De Joya Griffith & Company LLC to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-K), except as set forth in the following paragraphs.

               As set forth in Item 8A of the Annual Report on Form 10-KSB for the fiscal year ended  June 30, 2005,  respectively,  the  Company  and  De Joya Griffith & Company LLC identified significant  deficiencies and material  weaknesses that existed in the design or operation of the Company's  internal controls over financial  reporting and such items are  incorporated  herein by  reference.  The Company has authorized De Joya Griffith & Company LLC to respond fully to any inquiries  by  The Blackwing Group LLC  regarding  the  significant deficiencies and material weaknesses in internal control set forth in the Annual Report on Form 10-KSB.
  7

            During the fiscal year ending June 30, 2005, including the subsequent interim periods since engagement through September 18, 2008, the date of De Joya Griffith & Company LLC s termination, the Company (or anyone on its behalf) did not consult with any other accounting firm regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-K. The Company did not consult any other firm in respect to these matters during the time periods detailed herein.

            The Company provided De Joya Griffith & Company LLC with a copy of the Form 8-K. The Company requested that De Joya Griffith & Company LLC furnish the Company with a letter to the Securities and Exchange Commission stating whether PSH agreed with the above statements. A copy of that letter dated September 9, 2005 was filed as an Exhibit to the Form 8-K.

            On September 8, 2008 the Registrant engaged The Blackwing Group, LLC as its new independent auditor.  Prior to the engagement of The Blackwing Group, LLC, the Registrant did not consult with The Blackwing Group, LLC on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Registrant's financial statements.

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

            Jehu Hand, age 52, has been President, Chief Financial Officer and Secretary of the Company since its inception.  Mr. Hand has been engaged in corporate and securities law practice and has been a sole practitioner since May 1994 when Hand & Hand incorporated as a law corporation in May 1994.  From 1999 to June 2003, Mr. Hand was semi-retired, but began working again in June 2003 as sole shareholder of Hand & Hand, a professional corporation.   From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment.  He was a director of Laser Medical from February 1992 to February 1993.  From January to October 1992, Mr. Hand was Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard.  From January 1991 to January 1992, he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation.   From January to December 1990, he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989.  From 1984 to June 1986, Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio.  Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is a registered principal (Series 7, 24 and 63) of Jackson, Kohle & Co., a broker-dealer and member of FINRA, and also Jackson,  Kohle SE, a European broker dealer.   Mr. Hand was a director and president of Albion Aviation, Inc. from 2000 to March 2003, and is the sole officer and director of Russian Athena, Inc.  He was the Secretary of DanaPC.com from 2006 to January  2008 and he currently devotes 10 hours per week to Cozumel Corporation. In 2006, he was a director of Worldwide Manufacturing Company USA, Inc.

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

Item 10. EXECUTIVE COMPENSATION

            Mr. Hand was accrued compensation of $5,000 per month. This amount was satisfied in June 2006 by the transfer of inventory to Mr. Hand at cost. Until cash is available, the compensation will be satisfied at the rate of $5,000 per month from amortization of a related party payable arising out of the inventory transfer which was $94,157 as of June 30, 2008

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Mr. Hand from time to time has advanced certain amounts for the Company. These amounts are unsecured, due on demand and bear no interest. The amount outstanding at June 30, 2006 was $54,534.

                An investment fund controlled by Mr. Hand has loaned funds to the Company under a Convertible Debenture. The funds bear interest at 8% per annum and are secured by a lien on the assets of the Company. The amount outstanding at June 30, 2005 was $1,755,441. The interest has been forgiven by the holder and classified as contributed capital.

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

                           3.1.     Articles of Incorporation(1)

                           3.2      Bylaws(1)

         10.                Material Contracts

      10.1 Convertible Debenture. Filed herewith.

16. Changes in Accountants

16.1 Letter from Pritchett, Siler and Hardy, P.C. Filed with our Current Report on Form 8-K dated September 14, 2005.

16.2 Letter from De Joya Griffith & Company LLC. Filed with our Current Report on Form 8-K dated September 8, 2008.

Exhibit  31.       Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

Exhibit 32,        Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed herewith.

(1)      Filed with the Company's original Form 10-SB.

          (b)                      Reports on Form 8-K.

                                    Not Applicable.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our accountants, The Blackwing Group, LLC, billed us $12,000 for audit fees and review of quarterly filings for the fiscal years ended June 30, 2006, 2007 and 2008; these fees were paid in fiscal 2009.

Less than 50% of the hours expended by our auditors on the audit for the years ended June 30, 2006, 2007 and 2008 were performed by persons’ other than The Blackwing Group, LLC permanent full time employees.

There were no funds paid in audit related fees, tax fees and all other fees to such firm during the years ended June 30, 2006, 2007 or 2008.

Our former principal accountants, De Joya Griffith & Company, LLC, billed us $7,000 for audit fees and review of quarterly filings for the fiscal year ended June 30, 2005; these fees were paid in fiscal 2008. An additional $8,000 was billed in 2008 for the 2005 audit.

Less than 50% of the hours expended by our auditors on the audit for the year ended June 30, 2005 were performed by persons’ other than De Joya Griffith & Company, LLC permanent full time employees.

There were no funds paid in audit related fees, tax fees and all other fees to such firm during the year ended June 30, 2005. No fees were paid to auditors in 2006 or 2007.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of The Blackwing Group, LLC was approved by the Board of Directors.  No services described in Item 9(e) (2) through 9(e) (4) of Schedule 14A were performed by our auditors.

                                                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2008.

                                                                                 COZUMEL CORPORATION

                                                                                 By:     /s/ Jehu Hand

                                                                                          Jehu Hand

                                                                                          President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on October 14, 2008.

By:     /s/ Jehu Hand                                                       President, Chief Financial Officer

            Jehu Hand                                                        and Director (chief financial officer

                                                                                    and accounting officer and duly

                                                                                    authorized officer)

COZUMEL CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

TABLE OF CONTENTS

                                                                                                                      Page

INDEPENDENT AUDITOR’S REPORT                                                         F-3

INDEPENDENT AUDITOR’S REPORT                                                         F-4

FINANCIAL STATEMENTS

          Statement of Stockholder’s Equity..................................................... F-8, F-9

          Notes to Financial Statements............................................................     F-10

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

Independent PCAOB Auditor’s Report

To the Board of Directors and Stockholders of

Cozumel Corporation

Dana Point, California

We have audited the accompanying balance sheet of Cozumel Corporation (A Development Stage Company) as of June 30, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period ended June 30, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Cozumel Corporation for the year ended June 30, 2005. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended June 30, 2005, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cozumel Corporation (A Development Stage Company) as of June 30, 2006, and the results of its operations and cash flows for the period ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/The Blackwing Group, LLC

The Blackwing Group, LLC

Issuing Office:  Independence, MO

October 9, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Cozumel Corporation as of June 30, 2005, and the related statement of operations, stockholders’ equity (deficit), and cash flows from inception (April 20, 1994) through June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cozumel Corporation as of June 30, 2005, and the results of its operations and cash flows from inception (April 20, 1994) through June 30, 2005 in conformity with U.S. generally accepted accounting principles.

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

Henderson, NV

June 19, 2008

2580 Anthem Village Drive, Henderson, NV  89052

Telephone (702) 588-5960  -  Facsimile (702) 588-5979

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND 2005

                ASSETS

                                                                                                                                                            2006                                2005

Current Assets

        Cash and cash equivalents                                                                                        $                   24,715        $                   24,112

        Prepaid Expenses                                                                                                                                      --                                     --

Total Current Assets                                                                                                                                24,715                             24,112

Other Asset

        Inventory                                                                                                                                      1,664,841                           505,862

        Other Asset - Advance to Related Party                                                                                      94,157                                     --

Total Other Assets                                                                                                                              1,758,998                           505,862

Total Assets                                                                                                                                         1,783,713                           529,974

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

        Accounts payable                                                                                                       $                        543        $                   11,941

        Advances Due to – Related Party                                                                                                  54,534                             49,523

        Note Payable – Related Party                                                                                                    1,755,441                           425,130

Total Current Liabilities                                                                                                                      1,810,518                           486,594

Stockholders’ Equity (Note 4)

        Preferred stock, par value $.001; 1,000,000 shares

                authorized; -0- shares issued and outstanding                                                                            --                                     --

        Common stock, $.001 par value, 20,000,000 shares

                authorized; 1,000,000 shares issued and outstanding                                                          1,000                               1,000

        Additional paid in capital                                                                                                              150,075                             51,344

        Retained Earnings (Accumulated Deficit)                                                                                (177,881)                            (8,964)

Total Stockholders’ Equity                                                                                                                  (26,806)                             43,380

Total Liabilities and Stockholders’ Equity                                                                       $              1,783,713        $                 529,974

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005

                                                                                                                                              For the

                                                                                                                                         Years ended                            From Inception

                                                                                                                                             June 30,                               (April 20, 1994)

                                                                                                                                     ______________________                                             Through

                                                                                                                                2006                          2005                  June 30, 2006

Total Income                                                                                                 $                     --        $                   --        $                         --

Total Cost of Sales                                                                                                             --                             --

Gross Margin                                                                                                                       --                             --                                   --

General and Administrative Expenses                                                                     70,228                     12,788                           89,434

Operating Income (Loss)                                                                                        (70,288)                  (12,788)                        (89,434)

Other Income (Expense)

        Gain on Sale of Available-for-Sale Securities                                                         --                     21,265                           21,882

        Dividend Income                                                                                                        43                       7,342                             8,006

        Interest Expense – Related Party                                                                   (98,732)                  (18,149)                      (118,295)

Total Other Income (Expense)                                                                                (98,689)                  (10,807)                        (88,407)

Net Income (Loss)                                                                                       $        (168,917)        $        (23,595)        $            (177,841)

Net Income (Loss) Before Provision for Income Taxes                                     (168,917                  (23,595)                      (177,841)

        Provision for Income Taxes (see Note 3)                                                                --                             --                                   --

Net Income (Loss) After Provision for Income Taxes                            $        (168,917)        $        (23,595)        $            (177,841)

Per Share Information:

Net Income (Loss) per share – 1,000,000 shares issued                        $              (0.17)        $            (0.02)        $                  (0.18)

Basic weighted average number

        common stock shares outstanding                                                             1,000,000                1,000,000                      1,000,000

Diluted weighted average number

        common stock shares outstanding                                                             1,000,000                1,000,000                      1,000,000

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005

                                                                                                                                              For the

                                                                                                                                         Years ended                            From Inception

                                                                                                                                             June 30,                               (April 20, 1994)

                                                                                                                                  ______________________                     Through

                                                                                                                                2006                          2005                  June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                                       $        (168,917)        $        (23,595)        $            (177,881)

Adjustments to reconcile net income to net cash provided

   by operating activities

        (Increase) decrease in:

        Inventory                                                                                                      (1,158,979)                (475,862)

        Prepaid Expenses                                                                                                        --                             --                                   --

        Related Party Advances                                                                                 (94,157)                             --                        (94,157)

        Increase (decrease) in:

        Accounts payable                                                                                           (11,398)                     11,272                                543

                Net Cash Provided (Used) By Operating Activities                      (1,433,451)                (466,920)                   (1,936,336)

CASH FLOWS FROM INVESTING ACTIVITIES

        Gain (Loss) on Sale of Available-for-Sale Securities                                             --                  (21,265)                        (21,882)

        Proceeds on Sale of Available-for-Sale Securities                                                 --                   212,812                         225,785

        Forgiveness of Interest – Related Party                                                          98,731                     18,149                         148,296

        Purchase of Available-for-Sale Securities                                                               --                  (44,922)                      (202,139)

                Net Cash (Used) By Investing Activities                                               98,731                   164,774                         150,060

CASH FLOWS FROM FINANCING ACTIVITIES

        Cash Deficit                                                                                                                  --                             --                                   --

        Advances from Related Party                                                                           60,011                     48,533                         112,574

        Repayment of Advances From Related Party                                              (55,000)                    (3,040)                        (58,040)

        Proceeds from Note Payable – Related Party                                            1,330,312                   275,130                      1,755,442

        Capital Contributions                                                                                                 --                             --                             1,015

                Net Cash (Used) By Financing Activities                                          1,335,323                   320,623                      1,810,991

                NET NCREASE (DECREASE) IN CASH                                                      603                     18,477                           24,715

CASH AT BEGINNING OF PERIOD                                                                        24,112                       5,635                                   --

CASH AT END OF PERIOD                                                                      $             24,715        $           24,112                           24,715

Supplemental Disclosures of Cash Flow Information:

        Cash Paid During the Period for:

                Interest                                                                                                                  --                             --                                   --

                Income Taxes                                                                                                       --                             --                                   --

Supplemental Schedule of Non-cash Investing and Financing Activities

        Forgiveness of Debt – Related Party                                                               98,732                     19,915                         148,296

        Asset Contribution in lieu of Inventory Purchase                                                 --                     30,000                           30,000

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (APRIL 20, 1994) THROUGH JUNE 30, 2006

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional		During the	Stockholders
Capital Stock Issued	____________	_________	_____________	____________	Paid In	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Income(Loss)	Stage	(Deficit)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE,April 20, 1994	-	$ -	-	$ -	$ -	$ -	$ -	$ -

April 20, 1994 Common Stock issued for cash at $.001

	-	-	1,000,000	1,000	15	-	-	1,015

Net loss for the period from April 20, 1994 to June 30, 1994	-	-	-	-	-	-	(42)	(42)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1994	-	-	1,000,000	1,000	15	-	(42)	973

Net loss for the period endingJune 30, 1995	-	-	-	-	-	-	(338)	(338)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1995	-	-	1,000,000	1,000	15	-	(380)	635

Net loss for the period endingJune 30, 1996	-	-	-	-	-	-	(320)	(320)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1996	-	-	1,000,000	1,000	15	-	(700)	315

Net loss for the period ending Jun3 30, 1997	-	-	-	-	-	-	(314)	(314)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1997	-	-	1,000,000	1,000	15	-	(1,014)	1

Net loss for the period ending June 30, 1998	-	-	-	-	-	-	(312)	(312)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1998	-	-	1,000,000	1,000	15	-	(1,326)	(311)

Net loss for the p eriod ending Jiune 30, 1999	-	-	-	-	-	-	(790)	(790)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1999	-	-	1,000,000	1,000	15	-	(2,116)	(1,101)

COZUMEL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (APRIL 20, 1994) THROUGH JUNE 30, 2006

Net loss for the period ending June 30, 2000	-	-	-	-	-	-	(1,134)	(1,134)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2000	-	-	1,000,000	1,000	15	-	(3,250)	(2,235)

Net loss for the period ending June 30, 2001	-	-	-	-	-	-	(947)	(947)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2001	-	-	1,000,000	1,000	15	-	(4,197)	(3,182)

Net loss for the period endingjune 30, 2002	-	-	-	-	-	-	(1,519)	(1,519)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2002	-	-	1,000,000	1,000	15	-	(5,716)	(4,701)

Net lossfor the period ending June 30, 2003	-	-	-	-	-	-	(154)	(154)
	__________	__________	___________	__________	__________	__________	__________	__________

BALANCE, June 30, 2003	-	-	1,000,000	1,000	15	-	(5,870)	(4,855)

Unrealized holding gain	-	-	-	-	-	2,980	-	2,980

Accrued interest expense forgiven by
related party accounted for as
contribution to capital	-	-	-	-	1,414	-	-	1,414

Net loss for the period ending June 30, 2004	-	-	-	-	-	(764)	(764)	(764)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2004	-	-	1,000,000	1,000	1,429	2,980	(6,634)	(1,225)

Contribution to Capital	-	-	-	-	49,915	-	-	49,915
Realization of holding loss						(2,980)		(2,980)
Net loss for the period ending June 30, 2005	-	-	-	-	-	-	(2,330)	(2,330)
	__________	__________	___________	__________	__________	__________	__________	__________

BALANCE, June 30, 2005	-	$ -	1,000,000	$ 1,000	$ 51,344	$ -	$ (8,963)	$ 43,381
	_________	_________	__________	_________	_________	_________	_________	_________

Contribution to Capital	-	-	-	-	98,732	-	-	98,732

Net loss for the period ending June 30, 2006	-	-	-	-	-	-	(168,917)	(168.917)
	__________	__________	___________	__________	__________	__________	__________	__________

BALANCE, June 30, 2006	-	$ -	1,000,000	$ 1,000	$ 150,076	$ -	$ (177,881)	$ (26,806)
	_________	_________	__________	_________	_________	_________	_________	_________

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2006 AND 2005

A summary of significant accounting policies of Cozumel Corporation (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements.  The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements.  These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development Stage Companys.”

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

Inventory - Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. At June 30, 2006, inventory includes one Burger 74’ motor yacht in process of refit and three smaller yachts whose refits have been completed.

Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the years ended June 30, 2066 and 2005, no options and warrants were included in the computation of diluted earnings per share because their effect would be antidilutive.

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2006 AND 2005

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2006 AND 2005

NOTE 1 - DESCRIPTION OF THE BUSINESS, HISTORY AND SUMMARY OF

     SIGNIFICANT POLICIES (cont)

New Accounting Pronouncements (continued)

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2006 AND 2005

NOTE 1 - DESCRIPTION OF THE BUSINESS, HISTORY AND SUMMARY OF

     SIGNIFICANT POLICIES (cont)

New Accounting Pronouncements (continued)

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

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

                a.             FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

                b.             FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

                c.             AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force  (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2006 AND 2005

NOTE 1 - DESCRIPTION OF THE BUSINESS, HISTORY AND SUMMARY OF

     SIGNIFICANT POLICIES (cont)

New Accounting Pronouncements (continued)

d.                   Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance Company recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insurance financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance Company’s risk-management activities.  SFAS 163 requires that disclosures about the risk-management activities of the insurance Company be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

NOTE 2 - NOTE PAYABLE RELATED PARTY

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

The note is due on demand and accrues interest at 8% per annum.  During the year ended June 30, 2005 and 2006, respectively, interest expense was $18,149 and $98,732.  During the year ended June 30, 2005 and 2006, respectively, the related party forgave accrued interest of $18,149 and $98,731.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The Company has determined the convertible debenture to not have a beneficial conversion feature, therefore, no beneficial conversion feature has been recorded as of June 30, 2006.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2006 AND 2005

NOTE 3 - INCOME TAXES

At June 30, 2006 and 2005, the Company had a federal operating loss carryforward of approximately $177,881 and $8,964, respectively, which expires in varying amounts between 2006 and 2005.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$ 62,121	$ 3,137
Total deferred tax assets	(62,121)	(3,137)
Less: Valuation Allowance	--	--

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of June 30, 2006 and 2005 was $62,121 and $3,137, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2006 and 2005 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2005	2006

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(8.7)%	(8.7)%
Change in valuation allowance	43.7%	43.7%

Effective tax rate	0.0%	0.0%

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2006 AND 2005

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan.  The plan expired in 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances - During the years ended June 30, 2006 and 2005, a former officer/shareholder of the Company directly paid expenses totaling $5,011 and $49,523 on behalf of the Company.  No interest is being accrued on the advances.  In the years ended June 30, 2006 and 2005, the Company directly paid $94,157 and $0 on behalf of this officer.  These amounts wee added to the related party advances account.

Note Payable - The Company has a note payable to an entity related to a shareholder of the Company (see note 3 – “Note payable Related Party”).

Management Compensation - For the year ended June 30, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

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

However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  The Company has an accumulated deficit of $686,681, and a working capital deficit of $2,253,177 as of June 30, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.

There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

