Form 10QSB
period 2006-09-30
COZUMEL CORP
filed 2008-10-17
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2006

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

                                                                                                                      at September 30, 2006

Transitional Small Business Format     Yes            No    X

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

                                                                       ASSETS

                                                                                                        September 30,         June 30,

                                                                                                               2006                   2006

                                                                                                          (unaudited)           (audited)

ASSETS

      Cash and cash equivalents                                                               $    40,047         $    24,112

            Total current assets                                                                         40,047               24,112

      Inventory                                                                                          1,778,797             505,862

      Other assets – advances to related parties                                              79,652               94,157

           Total assets                                                                              $ 1,898,496          $  529,974

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                              $      6,759         $    11,941

    Advances - related party                                                                         54,534               49,523

    Convertible - note payable – related party                                             1,901,396             425,130

             Total current liabilities                                                                 1,962,689             486,594

Total liabilities                                                                                         1,962,689             486,594

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $.001 par value; 1,000,000 shares

   authorized; no shares issued and outstanding                                                     --                      --

 Common stock, $.001 par value; 20,000,000 shares

   authorized; 1,000,000 shares issued and outstanding                                      1,000                 1,000

 Additional paid in capital                                                                           186,613               51,344

Deficit accumulated during the

   development stage                                                                                (251,806)              (8,964)

Total stockholders’ equity (deficit)                                                             (64,193)               43,380

Total liabilities and stockholders’ equity (deficit)                                      $ 1,898,496         $   529,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                                                                     FOR THE THREE                    INCEPTION

                                                                                                                                                                    MONTHS ENDED                (April 20, 1994)

                                                                                                                                                                        September 30,                               TO

                                                                                                                            2006                                            2005                         September 30, 2006

REVENUE                                                                                                  $                     --                $                       --                    $                            --

OPERATING EXPENSES:

    General and administrative                                                                                 37,399                                17,212                                        126,834

Operating loss                                                                                                        (37,399)                              (17,212)                                     (126,834)

OTHER INCOME (EXPENSE)

  Gain on sale of

     available-for-sale securities                                                                                     --                                          --                                          21,882

  Dividend income                                                                                                          11                                        14                                            8,017

  Interest expense – related party                                                                        (36,537)                               (11,958)                                    (154,832)

 Total other income (expense)                                                                              (36,526)                              (11,944)                                    (124,936)

LOSS BEFORE

   INCOME TAXES                                                                                                 (73,925)                              (29,156)                                   (251,767)

CURRENT TAX EXPENSE                                                                                             --                                         --                                              39

NET LOSS                                                                                                    $          (73,925)                $            (29,156)            $                    (251,806)

BASIC LOSS

   PER COMMON SHARE                                                                          $                (.07)               $                  (.00)

WEIGHTED AVERAGE NUMBER

  OF COMMON SHARES                                                                          $        1,000,000               $          1,000,000

NET LOSS                                                                                                      $          (73,925)              $            (29,156)          $                    (251,806)

OTHER COMPREHENSIVE INCOME:

Unrealized (realized) holding gains on available

    for sale securities)                                                                                   $                     --                 $                     --          $                         21,882

Less:  reclassification adjustment for (gains)

    included in net income                                                                           $                     --                $                       --           $                      (21,882)

OTHER COMPREHENSIVE INCOME (LOSS)                                           $        (73,295)       $                    (29,156)                $              (251,806)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                                                                                                                    CUMULATIVE

                                                                                                                                                           FOR THE THREE                      FROM INCEPTION

                                                                                                                                                          MONTHS ENDED                          (April 20, 1994)

                                                                                                                                                              September 30,                                        TO

                                                                                                                  2006                                              2005                                 September 30, 2006

Cash Flows from Operating Activities:

  Net loss                                                                                             $       (73,925)                         $                 (29,156)                  $                  (251,806)

  Adjustments to reconcile net loss to net cash used by

      operating activities:

   Gain on sale of

      available-for-sale securities                                                                         --                                                        --                                          (21,882)

    Changes in assets and liabilities:

    Increase (decrease) in accounts payable                                              6,216                                                (2,158)                                            6,759

    Increase in accrued interest - related party                                         36,537                                               11,958                                         484,834

    Increase in deferred tax liability                                                                    --                                                        --                                                    --

               Net cash used by

               operating activities                                                                     (16,667)                                            (19,356)                                       (161,747)

Cash Flows from Investing Activities:

  Purchase of available-for-sale securities                                                       --                                                       --                                         (202,139)

  Cash provided by sale of

      available-for-sale securities                                                                         --                                                       --                                          225,785

  Cash used in purchasing inventory                                                    (113,955)                                            (343,83)                                    (1,778,797)

      Net cash used by

         investing activities                                                                          (113,955)                                          (343,833)                                    (1,755,151)

Cash Flows from Financing Activities:

   Advances from related party                                                                          --                                                        --                                         112,574

   Repayment of related party advances                                                           --                                                (1,500)                                         (58,040)

   Proceeds from convertible note payable - related party                   155,955                                             325,345                                       1,901,396

   Proceeds from sale of common stock                                                            --                                                        --                                              1,015

  Net cash provided used by

     financing activities                                                                             (155,955)                                           (340,345)                                      1,956,945

Net increase (decrease) in cash                                                             (15,332)                                             (22,844)                                           40,040

Cash balance at beginning of period                                                       24,715                                                24,112                                                     -

Cash at end of period                                                                   $             40,047                                 $               1,268       $                                   40,040

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                                                      $                    --                                  $                     --     $                                             --

     Income taxes                                                                            $                    --                                   $                     --     $                                             --

Supplemental Schedule of Non-cash Investing and Financing Activities:

   Forgiveness of Debt                                                                $             36,537                                  $             11,958                 $                   184,834

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006 and results of operations and cash flows for the three months ended September 30, 2006 and 2005, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.  The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

The note matured on December 31, 2005 and is now due on demand.  During the three months ended September 30, 2006 and 2005 interest expense was $36,537 and $11,958, respectively.  The related party has forgiven the accrued interest as incurred.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.The Company has determined the convertible debentures to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of September 30, 2006.

NOTE 3 - INCOME TAXES

At September 30, 2006, the Company has net operating loss carryforwards of approximately $251,806 available to offset future taxable income and expiring beginning in 2015 through 2026

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - During the quarter ended September 30, 2006, the officer/shareholder advanced $5,000.  At September 30, 2006, the Company owed the shareholder $54,534.  The shareholder owed the Company $79,652 as an advance related to the June 2006 transfer of inventory to the shareholder. This advance is being amortized by crediting the shareholder’s compensation of $5,000 per month. No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to an officer/shareholder of the Company [see note 2].

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses of approximately $251,806 since its inception and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible acquisition with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF        OPERATIONS AND FINANCIAL CONDITION

The Company has a working capital deficit of $1,922,642.  The Company is being funded by related party advances and loans.  We have no revenues to date.

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