Form 10QSB
period 2006-12-31
COZUMEL CORP
filed 2008-10-17
CIK 1092793

                                                         SECURITIES AND EXCHANGE COMMISSION

                                                                       WASHINGTON, D.C. 20549

                                                                                     FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2006

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

                                                                                                                       at December 31, 2006

Transitional Small Business Format     Yes            No    X

COZUMEL CORPORATION

                                                  (A Development Stage Company)

                                               CONDENSED BALANCE SHEETS

                                                                     (Unaudited)

                                                                       ASSETS

                                                                                                                              December 31,       June 30,

                                                                                                                                      2006                2006

ASSETS                                                                                                                   (Unaudited)        (Audited)

     Cash and cash equivalents                                                                                     $  36,635         $   24,715

             Total current assets                                                                                            36,635              24,715

    Inventory                                                                                                                1,893,312        1,644,841

    Other assets – advances to related party                                                                       64,652             94,157

Total assets                                                                                                              $ 1,994,599  $    1,783,713

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                                                    $    8,790         $        543

    Advances - related party                                                                                             79,524               54,334

    Convertible note payable – related party                                                                 1,355,023          1,755,441

             Total current liabilities                                                                                    1,443,336          1,810,518

Total liabilities                                                                                                             1,443,336          1,810,518

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding                                                                           --                     --

Common stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding                                                         1,000               1,000

Additional paid in capital                                                                                                 225,849           150,075

Accumulated deficit during the development stage                                                           (310,182)         (177,880)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    (83,333)           (26,805)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)             $      1,994,599 $         1,783,713

The accompanying notes are an integral part of the financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                              FROM

                                                                                                        INCEPTION

                                                                                                        FOR THE THREE                      FOR THE SIX                        (APRIL 20

                                                                                                        MONTHS ENDED                    MONTHS ENDED                 1994) THROUGH

                                                                                                            DECEMBER 31,                     DECEMBER 31,                     DECEMBER 31

                                                                                                      2006                        2005                            2006                            2005                        2006

REVENUES                                                                     $                        --           $                   --        $                   --        $                 --    $                         --

OPERATING EXPENSES

  General and administrative                                                               19,143                       19,644                     56,541                   36,855                    145,976

   Operating loss                                                                                (19,143)                    (19,644)                   (56,541)                (36,855)                 (145,976)

OTHER INCOME (EXPENSE)

   Gain on sale of Available-for-sale

   Securities                                                                                                  --                             --                                 --                           --                    21,882

   Dividend income                                                                                       2                            10                                13                          24                     8,019

   Interest expense - related party                                                      (39,236)                  (22,619)                      (75,774)                 (34,577)              (194,068)

        Total other income (expense)                                                    (39,234)                  (22,609)                       (75,761)                 (34,553)             (164,167)

INCOME (LOSS) BEFORE

  INCOME TAXES                                                                          (58,377)                  (42,253)                     (132,302)                 (71,408)             (310,043)

CURRENT TAX EXPENSE                                                                     --                             --                                  --                            --                        39

NET LOSS                                                                        $              (58,377)        $        (42,253)        $            (132,302)      $        (71,408)          $ (310,182)

BASIC LOSS

 PER COMMON SHARE                                                 $                  (.06)        $              (.04)        $                    (.13)       $              (.07)

WEIGHTED AVERAGE NUMBER

 OF COMMON SHARES                                                            1,000,000                 1,000,000                    1,000,000                1,000,000

NET LOSS                                                                        $              (58,377)          $        (42,253)      $            (132,302)       $        (71,408)        $ (310,182)

OTHER COMPREHENSIVE INCOME:

Unrealized holding gains on available for

   Sale securities                                                                                           --                           --                                   --                    26,126                21,882

Less: reclassification adjustment for

  gains included in net income                                                                      --                           --                                   --                   (4,314)               (21,882)

COMPREHENSIVE INCOME

 (LOSS)                                                                              $              (58,377)      $        (42,253)        $            (132,302)         $        18,924        $    (310,182)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

                                                                          (A Development Stage Company)

                                                           CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               (Unaudited)

                                                                                                                                                                                                                 CUMULATIVE

                                                                                                                  FOR THE SIX                                                                      FROM INCEPTION

                                                                                                                  MONTHS ENDED                                                              (April 20, 1994)

                                                                                                                  December 31,                                                                               TO

                                                                                                                  2006                                              2005                                  December 31, 2006

Cash Flows from Operating Activities:

Net loss                                                                                                  $       (132,302)                   $       (71,408)                              $     (310,182)

Adjustments to reconcile net loss to net cash

    used by operating activities:

    Gain on sale of available-for-sale securities                                                     --                                      --                                          (21,882)

    Accrued interest – related party                                                                75,774                              34,577                                         224,070

    Changes in assets and liabilities:

    Increase (decrease) in accounts payable                                                 12,130                               (3,151)                                         12,673

    (Increase) decrease in advance to related party                                     29,505                                       --                                         (64,652)

               Net cash provided (used) by

                 operating activities                                                                       (14,893)                            (39,984)                                      (159,973)

Cash Flows from Investing Activities:

  Purchase of available-for-sale securities                                                          --                                       --                                        (202,139)

  Proceeds from sale of available-for-sale

       securities                                                                                                          --                                       --                                         225,785

    Cash used to purchase inventory                                                        (228,471)                           (930,606)                                 (1,893,312)

      Net cash used by investing activities                                               (228,471)                           (930,606)                                 (1,869,666)

Cash Flows from Financing Activities:

   Advances from related party                                                                            --                                 30,001                                     112,574

   Repayment of related party advances                                                            --                                         --                                       (58,040)

   Proceeds from note payable-related party                                           225,284                               929,893                                   2,010,726

   Proceeds from sale of common stock                                                              --                                         --                                          1,015

  Net cash provided (used) by

     financing activities                                                                               (225,284)                           (959,894)                                   2,066,275

Net increase (decrease) in cash                                                                 11,920                             (10,696)                                        36,635

Cash, balance at beginning of period                                                        24,715                               24,112                                                   -

Cash, at end of period                                                                   $             36,635                 $             13,416            $                           36,635

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                                                      $                     --                  $                       --          $                                   --

     Income taxes                                                                                            $      --                         $                --                                      $       --

Supplemental Schedule of Non-cash Investing and Financing Activities:

     Forgiveness of Debt                                                                           $ 75,774                   $               34,577         $                          224,070

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2006 and results of operations and cash flows for the three and six months ended December 31, 2006 and 2005, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.  The results of operations for the period ended December 31, 2006 and 2005 is not necessarily indicative of the operating results for the full year.

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

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 2 - NOTE PAYABLE - RELATED PARTY

In May, 2004, the Company issued a $150,000 note payable to an entity related to a shareholder of the Company The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note is due on demand and accrued interest at 8% per annum.  During the three months ended December 31, 2005 and 2004, interest expense was $39,236 and $22,619, respectively.  During the three months ended December 31, 2006 and 2005, the related party forgave accrued interest of $39,236 and $22,619, respectively.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.

NOTE 3 - INCOME TAXES

At December 31, 2006, the Company has net operating loss carry-forwards of approximately $310,182 available to offset future taxable income and expiring beginning in 2006 through 2027.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - At December 31, 2006, the Company owed the shareholder $112,574.  The shareholder owed the Company $64,652.  No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to a shareholder of the Company [see note 2 Related Party].

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has a working deficit capital of $2,041,297.  The Company is being funded by officer advances and related party loans and has no revenues to date.

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

October __, 2008                                                        By:/s/ Jehu Hand

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