Form 10QSB
period 2007-03-31
COZUMEL CORP
filed 2008-10-17
CIK 1092793

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

            For the quarterly period ended March 31, 2007

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

                                                                                                                             at March 31, 2007

Transitional Small Business Format     Yes            No    X

                                   COZUMEL CORPORATION AND SUBSIDIARY

                                                  (A Development Stage Company)

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)

                                                                       ASSETS

                                                                                                          March 31,          June 30,

                                                                                                              2007                2006

CURRENT ASSETS

      Cash and cash equivalents                                                               $  17,148         $   24,715

Total current assets                                                                                   17,148              24,715

Inventory                                                                                             1,986,834         1,664,841

Other asset – advances to related party                                                     51,532              94,157

TOTAL ASSETS                                                                            $  2,055,514      $ 1,783,713

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                             $  18,769         $        543

    Accounts payable - related party                                                          54,534              54,534

    Note payable – related party                                                            2,091,504        1,775,441

             Total current liabilities                                                              2,164,808        1,810,518

TOTAL LIABILITIES                                                                         2,164,808         1,810,518

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding

Common stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding                                  1,000               1,000

Additional paid in capital                                                                         266,928           150,075

Retained earnings (deficit) accumulated during the development stage     (377,222)         (177,880)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (10,666)            (26,805)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                                  $      2,055,514 $       1,783,713

The accompanying notes are an integral part of the financial statements.

                                                           COZUMEL CORPORATION AND SUBSIDIARY

                                                                          (A Development Stage Company)

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            (Unaudited)

                                                                                                                                                                                                                 FROM INCEPTION

                                                                                                             FOR THE THREE                      FOR THE NINE                    (APRIL 20,

                                                                                                             MONTHS ENDED                    MONTHS ENDED                 1994) THROUGH

                                                                                                             MARCH 31,                               MARCH 31,                             MARCH 31,

                                                                                                    2007                        2006                            2007                        2006              2007

REVENUES                                                                        $              --                 $        --                     $            --                   $        -        $                  --

EXPENSES

  General and administrative                                                   25,960                   17,222                           82,502                    54,078                  171,937

   Operating loss                                                                      (25,960)                (17,222)                        (82,502)                  (54,078)               (171,937)

OTHER INCOME (EXPENSE)

   Gains on sale of available-for-

      sale securities                                                                             --                          --                                      --                           --                     21,882

   Dividend income                                                                           --                           9                                    13                           33                      8,019

   Interest expense – related party                                        (41,079)               (30,147)                         (116,852)                 (64,724)               (235,147)

        Total other income (expense)                                       (41,079)               (30,138)                         (116,839)                  (64,691)              (205.246)

INCOME (LOSS) BEFORE

  INCOME TAXES                                                                 (67,039)              (47,360)                          (199,341)               (118,769)              (377,183)

PROVISION FOR INCOME TAXES                                            --                          --                                      --                            --                           39

NET INCOME (LOSS)                                              $          (67,039)     $        (47,360)                  $      (199,341)        $    (118,769)   $            377,222

BASIC INCOME (LOSS) PER

  COMMON SHARE                                                $                (.06)    $              (.04)                   $              (.20)        $            (.12)

WEIGHTED AVERAGE NUMBER

  OF COMMON SHARES                                      $        1,000,000    $      1,000,000                  $      1,000,000          $    1,000,000

NET INCOME (LOSS)                                             $          (67,039)     $        (47,360)                   $      (199,341)         $    (118,769)    $        377,222

OTHER COMPREHENSIVE INCOME:

   Gains (loss) on sale of available-for-

     sale securities arising during the

      period                                                                                       --                          --                                        --                            --                  21,882

   Plus reclassification adjustment for (gains)

losses included in net income                                                    --                           --                                        --                             --               (21,882)

INCOME (LOSS) BEFORE

INCOME TAXES                                                   $          (67,039)       $        (47,360)                   $      (199,341)          $    (118,769)     $      377,222

                               The accompanying notes are an integral part of these unaudited condensed financial statement

                                                                          COZUMEL CORPORATION AND SUBSIDIARY

                                                                        (A Development Stage Company)

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             (Unaudited)

                                                                                                                                                                FOR THE NINE                        FROM INCEPTION

                                                                                                                                                                MONTHS ENDED                          (April 20, 1994)

                                                                                                                                                                       March 31,                                            TO

                                                                                                                       2007                                              2006                                     March 31, 2007

Cash Flows from Operating Activities:

  Net Income (loss)                                                                                 $         (199,341)                       $         (118,769                            $            (166,882)

  Adjustments to reconcile net loss to net cash used by

    operating activities:

  Gain on sale of available-for-sale securities                                                           --                                              --                                              (21,882)

  Accrued interest – related party                                                                    116,852                                       64,724                                            265,149

Changes in assets and liabilities

    Increase (decrease) in accounts payable                                                     18,226                                      (11,398)                                            18,769

    (Increase) decrease in advance to related party                                         42,625                                                --                                            (51,532)

               Net cash used by

              operating activities                                                                              (21,637)                                     (65,444)                                        (166,718)

Cash Flows from Investing Activities:

  Purchase of Marketable Securities                                                                         --                                                 --                                         (202,139)

  Proceeds from sale of available for sale securities                                               --                                                 --                                          225,785

  Purchase of inventory                                                                                   (321,992)                                 (1,151,739)                                    (1,986,834)

      Net cash used by

        investing activities                                                                                   (321,992)                                (1,151,739)                                     (1,963,188)

Cash Flows from Financing Activities:

   Advances from related party                                                                                  --                                         45,001                                         112,574

   Repayment from related party                                                                                 --                                                --                                           (58,040)

   Proceeds from sale of common stock                                                                     --                                                --                                              1,015

   Proceeds from note payable-related party                                                   336,064                                   1,185,965                                      2,091,505

     Net cash flows provided by

     financing activities                                                                                        336,064                                    1,230,966                                     2,147,054

Net increase in cash                                                                                             (7,560)                                       13,783                                          17,148

Cash balance at beginning of period                                                                 24,715                                         24,112                                                   -

Cash at end of period                                                                             $             17,148                          $             37,895          $                              17,148

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                                                       $                               --                         $                       --     $                                           --

     Income taxes                                                                              $                            601                         $                    601    $                                           --

Supplemental Schedule of Non-cash Investing and Financing Activities:

     Forgiveness of debt- related party                                                   $           116,852                           $             64,724    $                                 265,149

     Contribution of asset in lieu of

     inventory purchase and prepayment of expenses                                     $          --                              $                 --                      $                  30,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                             COZUMEL CORPORATION AND SUBSIDIARY

                                                                               (A Development Stage Company)

                              NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                                             March 31, 2007

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31,  2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.  The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements –

Stock-based compensation:

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2006), Share-Based Payment (SFAS 123R), effective January 1, 2007. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. The Company now recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2007, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable.  APB Opinion No. 20 “Accounting Changes” previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement is effective for the Company as of January 1, 2007.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial statements.

New accounting pronouncements - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140").

SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company will apply SFAS 155 for all financial instruments acquired, issued, or subject to a re-measurement, occurring after our first fiscal year that begins after September 15, 2007.

In March 2007, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140.  SFAS No. 156 may be adopted as early as January 1, 2007 by calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2007 (e.g., January 1, 2007 for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting.  SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value.  The Company does not service any financial assets or liabilities and the adoption of SFAS No. 156 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2007, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2007, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2007, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We are currently evaluating the impact that FAS 158 will have on our financial statements.

In September 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

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

March 31, 2007

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

NOTE 2 - NOTE PAYABLE - RELATED PARTY

In May 2004, the Company issued a $150,000 8% convertible note payable to an entity related to a stockholder of the Company. The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note was due on December 31, 2005, is now due on demand,  and accrues interest at 8% per annum. During the nine months ended March 31, 2007 and 2006, interest expense was $116,852 and $64,724, respectively.  During the nine months ended March 31, 2007 and 2006, the related party forgave accrued interest of $116,852 and $64,724, respectively.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The Company has determined the convertible debenture to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of March 31, 2007.

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances - During the nine months ended March 31, 2007 and 2006, an officer/stockholder of the Company advanced amounts to the Company. As of March 31, 2007, the Company owed the officer/stockholder $54,534 and the shareholder owed the Company $51,532. No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to a stockholder of the Company [see note 2 Note Payable Related Party].

NOTE 4 – STOCKHOLDER’S EQUITY (DEFICIT)

The authorized common stock of the Company consists of 20,000,000 shares of common stock with par value of $0.001 and 1,000,000 shares of preferred stock with a par value of $0.001.

                        A related party forgave accrued interest for the nine months ended March 31, 2007 in the amount of $116,852. (See note 2 Note Payable Related Party).

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2007

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has accumulated deficit earnings since its inception of approximately $(377,222) and it has not yet been successful in establishing its operations.  This factor raises substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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