Form 10KSB
period 2007-06-30
COZUMEL CORP
filed 2008-10-17
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was not determinable since the Common Stock was not traded.

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2007:  Common Stock, $.001 Par Value - 1,000,000 shares

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

Marketing

We market our yachts through yacht brokerage and co-brokerage agreements. We have developed a web site at cozumelyachts.com and cozumelyachtbrokers.com.  To date we have not had sufficient funds to do so, but we intend in the future to advertise our yachts in print media and at boat shows. We may employ professional yacht brokers on a commission basis to market them as well.

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

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has not traded.  As of June 30, 2007, there were 111 stockholders of record.

Sales of Unregistered Securities -  Not Applicable.

Report of Offering of Securities and Use of Proceeds Therefrom.  -  not applicable

Company repurchases of common stock during the year ended June 30, 2007.

There were no Company repurchases of common stock during the year ended June 30, 2007. Not Applicable.

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

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not yet enjoyed any revenues. As of June 30, 2007, we have expended $2,017,179 for the acquisition of four yachts and their refit. All of our capital needs have been supplied by advances from an officer and director or proceeds on a convertible debenture that have been advanced by an affiliate of that officer and director. The interest rate on the note is 8%, but due to the related party nature of the note, the interest expense is forgiven and accounted for as additional paid in capital. The refit is complete on three yachts and we estimate that the refit of the remaining yacht will require an additional $400,000. We understand that this amount is beyond the financial capability of the current funding source and we intend to carry out a public or private offering of stock or debt as soon as the Registrant can obtain a listing of its common stock. However, we have no arrangement or understanding for any funding. The affiliate is under no legal obligation to continue to supply funding.  An additional yacht which we refitted was transferred to our officer at its cost of $154,157, to repay accrued compensation of $55,000 to this person and to furnish a credit against his future compensation, which is treated as advances to related party totaling $94,157 as of June 30, 2006.

In the years ended June 30, 2007 and 2006, we received dividend income from invested funds of $13 and $43, respectively.

As of June 30, 2007, we had cash on hand of $1,199. Our cash needs to complete all projects is estimated to be $400,000. A party affiliated with a shareholder has indicated that it can loan only a portion of these funds to the Company, but is under no legal obligation to do so. If we are unable to obtain sufficient funding, we will not be able to complete projects and realize revenue upon their sale. In the year ended June 30, 2007, our cash needs were met by related party loans of $377,702.

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

As set forth in Item 8A of the Annual Report on Form 10-KSB for the fiscal year ended  June 30, 2005,  respectively,  the  Company  and  De Joya Griffith & Company LLC identified significant  deficiencies and material  weaknesses that existed in the design or operation of the Company's  internal controls over financial  reporting and such items are  incorporated  herein by  reference.  The Company has authorized De Joya Griffith & Company LLC to respond fully to any inquiries  by  The Blackwing Group LLC LLC  regarding  the  significant deficiencies and material weaknesses in internal control set forth in the Annual Report on Form 10-KSB.

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

The Company provided De Joya Griffith & Company LLC with a copy of the Form 8-K. The Company requested that De Joya Griffith & Company LLC furnish the Company with a letter to the Securities and Exchange Commission stating whether PSH agreed with the above statements. A copy of that letter dated September 26, 2005 was filed as an Exhibit to the Form 8-K.

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

Item 10. EXECUTIVE COMPENSATION

Mr. Hand was accrued compensation of $5,000 per month commencing on July 1, 2005. Of this amount, $55,000 was satisfied in June 2006 by the transfer of inventory to Mr. Hand at cost. In the month of June 2006 $5,000 was credited from a related party payable of $99,157 as of the transfer; thus the related party payable was $34,157 and $94,157 as of June 30, 2008 and 2007, respectively. See “Certain Transactions.”

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Hand from time to time has advanced certain amounts for the Company. These amounts are unsecured, due on demand and bear no interest. The amount outstanding at June 30, 2008 and 2007 was $54,534   In June 2006, the Company transferred a yacht held in inventory to Mr. Hand at its cost of $154,197.  This amount was credited against Mr. Hand’s compensation of $5,000 per month for the months of July 2005 to May 2006, inclusive, and the remainder of $99,157 was accounted for as a non-interest bearing advance to Mr. Hand, to be amortized against his monthly compensation. As of June 30, 2007 and 2006, the amount of this advance was $94,157 and $36,532, respectively, which includes expenses paid by the Company and Mr. Hand’s behalf in 2007 of $2,375.

An investment fund controlled by Mr. Hand has loaned funds to the Company under a Convertible Debenture. The funds bear interest at 8% per annum and are secured by a lien on the assets of the Company. The amount outstanding at June 30, 2007 and 2006 was $2,132,643 and $1,755,441, respectively. The interest has been forgiven by the holder and classified as contributed capital.

PART IV

Item 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.

Document Description

        3.                 Charter and Bylaws

                           3.1.     Articles of Incorporation(1)

                           3.2      Bylaws(1)

         10.                Material Contracts

      10.1 Convertible Debenture. Filed with 2005 10KSB and incorporated by reference herein.

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

By:

/s/ Jehu Hand

President, Chief Financial Officer

Jehu Hand

and Director (chief executive and financial officer

and accounting officer and duly

authorized officer)

COZUMEL CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

TABLE OF CONTENTS

Page

INDEPENDENT AUDITOR’S REPORT

F-3

FINANCIAL STATEMENTS

Balance sheet

F-4

Statement of Operations

F-5

Statement of Cash Flows

F-6

Statement of Stockholder’s Equity

F-7, F-8

Notes to Financial Statements

F-9

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

Independent PCAOB Auditor’s Report

To the Board of Directors and Stockholders of

Cozumel Corporation

Dana Point, California

We have audited the accompanying balance sheet of Cozumel Corporation (A Development Stage Company) as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cozumel Corporation (A Development Stage Company) as of June 30, 2007 and 2006, and the results of its operations and cash flows for the period ended June 30, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

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

/s/ The Blackwing Group LLC

The Blackwing Group, LLC

Issuing Office:  Independence, MO

October 12, 2008

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND 2006

ASSETS

2007

2006

Current Assets

Cash and cash equivalents

$

1,199

$

24,715

Prepaid Expenses

8,799

--

Total Current Assets

9,998

24,715

Other Asset

Inventory

2,017,648

1,664,841

Other Asset - Advance to Related Party

36,532

94,157

Total Other Assets

2,054,180

1,758,998

Total Assets

2,064,178

1,783,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$

3,192

$

543

Advances Due to – Related Party

54,534

54,534

Note Payable – Related Party

2,132,644

1,755,441

Total Current Liabilities

2,190,369

1,810,518

Stockholders’ Equity (Note 4)

Preferred stock, par value $.001; 1,000,000 shares

authorized; -0- shares issued and outstanding

--

--

Common stock, $.001 par value, 20,000,000 shares

authorized; 1,000,000 shares issued and outstanding

1,000

1,000

Additional paid in capital

309,287

150,075

Retained Earnings (Accumulated Deficit)

(436,477)

(177,881)

Total Stockholders’ Equity

(126,191)

(26,806)

Total Liabilities and Stockholders’ Equity

$

2,064,178

$

1,783,713

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006

For the

Years ended

From Inception

June 30,

(April 20, 1994)

______________________

Through

2007

2006

June 30, 2007

Total Income

$

--

$

--

$

--

Total Cost of Sales

--

--

Gross Margin

--

--

--

General and Administrative Expenses

99,398

70,228

188,832

Operating Income (Loss)

(99,398)

(70,228)

(188,832)

Other Income (Expense)

Gain on Sale of Available-for-Sale Securities

--

--

21,882

Dividend Income

13

43

8,019

Interest Expense – Related Party

(159,212)

(98,732)

(277,507)

Total Other Income (Expense)

(159,199)

(98,689)

(247,606)

Net Income (Loss)

$

(258,597)

$

(168,917)

$

(436,438)

Net Income (Loss) Before Provision for Income Taxes

(258,597)

(168,917)

(436,438)

Provision for Income Taxes (see Note 3)

--

--                               39

Net Income (Loss) After Provision for Income Taxes

$

(258,597)

$

(168,917)

$

(436,477)

Other Comprehensive Income (Loss)

Gain on Sale of Available-for-Sale Securities

--

Less: Reclassification Adjustment

--

--

--

Total Other Comprehensive Income (Loss)

$

--

$

--

$

--

Per Share Information:

Net Income (Loss) per share – 1,000,000 shares issued

$

(0.26)

$

(0.17)

$

(0.44)

Basic weighted average number

common stock shares outstanding

1,000,000

1,000,000

1,000,000

Diluted weighted average number

common stock shares outstanding

1,000,000

1,000,000

1,000,000

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006

For the

Years ended

From Inception

June 30,

(April 20, 1994)

______________________

Through

2007

2006

June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)

$

(258,597)

$

(168,917)

$

(436,477)

Adjustments to reconcile net income to net cash provided

   by operating activities

Depreciation

--

--

--

(Increase) decrease in:

Inventory

(352,807)

(1,158,979)

(2,017,648)

Prepaid Expenses

(8,799)

--

(8,800)

Related Party Advances

57,625

(94,157)

(36,532)

Increase (decrease) in:

Accounts payable

2,649

(11,398)

3,192

Net Cash Provided (Used) By Operating Activities

(559,930)

(1,433,451)

(2,496,265)

CASH FLOWS FROM INVESTING ACTIVITIES

Gain (Loss) on Sale of Available-for-Sale Securities

--

--

(21,882)

Forgiveness of Interest – Related Party

159,212

98,731

307,508

Purchase of Available-for-Sale Securities

(202,139)

Proceeds from Sale of Available-for-Sale Securities

--

--

225,785

Net Cash (Used) By Investing Activities

159,212

98,731

309,272

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Deficit

--

--

--

Advances from Related Party

--

60,011

112,574

Repayment of Advances From Related Party

--

(55,000)

(58,040)

Proceeds from Note Payable – Related Party

377,202

1,330,311

2,132,643

Capital Contributions

--

--

1,015

Net Cash (Used) By Financing Activities

377,202

1,335,322

2,188,192

NET NCREASE (DECREASE) IN CASH

(23,516)

602

1,199

CASH AT BEGINNING OF PERIOD

24,714

24,112

--

CASH AT END OF PERIOD

$

1,199

$

24,714

1,199

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:

Interest

--

--

--

Income Taxes

--

--

--

Supplemental Schedule of Non-cash Investing and Financing Activities

Forgiveness of Debt – Related Party

159,212

98,732

307,508

Asset Contribution in lieu of Inventory Purchase

--

--

30,000

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (APRIL 20, 1994) THROUGH JUNE 30, 2007

Total

Capital Stock Issued

Number of

Number of

Additional

Comprehensive

Stockholders’

Preferred

Common

Paid In

Income

Deficit

Equity

Shares

Amount

Shares

Value

Capital

(Loss)

Accumulated

(Deficit)

-- Balance April 20, 1994

--

--

--

--

--

--

--  April 20, 1994

      Common stock issued for cash at .001

1,000,000

0.001

15

--

--

1,015

Net Loss for the period from April 20, 1994

To June 30, 1994

--

--

--

--

(42)

(42)

Balance as of June 30, 1994

1,000,000

0.001

15

--

(42)

973

Net Loss for the period from June 30, 1995

(338)

(338)

Balance as of June 30, 1995

1,000,000

0.001

15

--

(380)

635

Net Loss for the period from June 30, 1996

(320)

(320)

Balance as of June 30, 1996

1,000,000

0.001

15

--

(700)

315

Net Loss for the period from June 30, 1997

(314)

(314)

Balance as of June 30, 1997

1,000,000

0.001

15

--

(1,014)

1

Net Loss for the period from June 30, 1998

(312)

(312)

Balance as of June 30, 1998

1,000,000

0.001

15

--

(1,326)

(311)

Net Loss for the period from June 30, 1999

(790)

(790)

Balance as of June 30, 1999

1,000,000

0.001

15

--

(2,116)

(1,101)

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (APRIL 20, 1994) THROUGH JUNE 30, 2007

Total

Capital Stock Issued

Number of

Number of

Additional

Comprehensive

Stockholders’

Preferred

Common

Paid In

Income

Deficit

Equity

Shares

Amount

Shares

Value

Capital

(Loss)

Accumulated

(Deficit)

Net Loss for the period from June 30, 2000          (1,134)  (1,134)

Balance as of June 30, 2000

1,000,000

0.001

15

--

(3,250)

(2,235)

Net Loss for the period from June 30, 2001

(947)

(947)

Balance as of June 30, 2001

1,000,000

0.001

15

--

(4,197)

(3,182)

Net Loss for the period from June 30, 2002

(1,519)

(1,519)

Balance as of June 30, 2002

1,000,000

0.001

15

--

(5,716)

(4,701)

Net Loss for the period from June 30, 2003

(154)

(154)

Balance as of June 30, 2003

1,000,000

0.001

15

--

(5,870)

(4,855)

Unrealized holding gain

--

--

--

2,980

--

2,980

Accrued interest expense forgiven by related

Party accounted for as contribution to capital

--

--

1,414

--

--

1,414

Net Loss for the period from June 30, 2004

(764)

(764)

Balance as of June 30, 2004

1,000,000

0.001

1,429

2,980

(6,634)

(1,225)

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (APRIL 20, 1994) THROUGH JUNE 30, 2007

Total

Capital Stock Issued

Number of

Number of

Additional

Comprehensive

Stockholders’

Preferred

Common

Paid In

Income

Deficit

Equity

Shares

Amount

Shares

Value

Capital

(Loss)

Accumulated

(Deficit)

Contribution to capital     --  -                                                                                                                                                          -  49,915                                   --      --                    49,915

Realization of holding loss

--

--

--

(2,980)

--

(2,980)

Net Loss for the period from June 30, 2005

(2,330)

(2,330)

Balance as of June 30, 2005

1,000,000

0.001

51,344

--

(8,964)

43,380

Contribution to capital

--

--

98,732

--

--

98,732

Net Loss for the period from June 30, 2006

(168,917)

(168,917)

Balance as of June 30, 2006

1,000,000

0.001

150,076

--

(177,881)

(26,806)

Contribution to capital

--

--

159,212

--

--

159,212

Net Loss for the period from June 30, 2007

(258,597)

(258,597)

Balance as of June 30, 2007

1,000,000

0.001

309,287

--

(436,478)

(126,191)

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2007 AND 2006

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

NOTE 1 - DESCRIPTION OF THE BUSINESS, HISTORY AND SUMMARY OF

     SIGNIFICANT POLICIES

Organization - COZUMEL CORPORATION (“the Company”) was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions.  The Company formed a Florida subsidiary, Cozumel Yacht Brokers, Inc. in January 2005 and has entered the business of buying, selling, remodeling and brokering the sale of yachts. The financial statements present the consolidated financial position, results of operations and cash flows for the consolidated entity. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Companys."

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory - Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. At June 30, 2007, inventory includes one Burger 74’ motor yacht in process of refit and three smaller yachts whose refits have been completed.

Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the years ended June 30, 2007 and 2006, no options and warrants were included in the computation of diluted earnings per share because their effect would be antidilutive.

Fair Value - The carrying amounts reflected in the consolidated balance sheet for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

Reclassifications – Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to presentation in the current year financial statements.

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2007 AND 2006

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2007 AND 2006

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2007 AND 2006

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

FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force  (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2007 AND 2006

NOTE 1 - DESCRIPTION OF THE BUSINESS, HISTORY AND SUMMARY OF

     SIGNIFICANT POLICIES (cont)

New Accounting Pronouncements (continued)

(b)

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

The note is due on demand and accrues interest at 8% per annum.  During the year ended June 30, 2007 and 2006, respectively, interest expense was $159,212 and $98,732.  During the year ended June 30, 2007 and 2006, respectively, the related party forgave accrued interest of $159,212 and $98,731.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The Company has determined the convertible debenture to not have a beneficial conversion feature, therefore, no beneficial conversion feature has been recorded as of June 30, 2007.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2007AND 2006

NOTE 3 - INCOME TAXES

At June 30, 2007 and 2006, the Company had a federal operating loss carryforward of approximately $437,466 and $177,881, respectively, which expires in varying amounts between 2007 and 2006.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$ 153,220	$ 62,121
Total deferred tax assets	(153,220)	(62,121)
Less: Valuation Allowance	--	--

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of June 30, 2007 and 2006 was $153,220 and $62,121, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2007 and 2006 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2007	2006

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(8.7)%	(8.7)%
Change in valuation allowance	43.7%	43.7%

Effective tax rate	0.0%	0.0%

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2007.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.  On April 20, 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock.  The shares were issued for cash of $1,015 (or $.001 per share).

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2007 AND 2006

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan.  The plan expired in 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances - During the years ended June 30, 2007 and 2006, a former officer/shareholder of the Company directly paid expenses totaling $0 and $60,011 on behalf of the Company.  No interest is being accrued on the advances.  In the years ended June 30, 2007 and 2006, the Company directly paid $2,375 and $0 on behalf of this officer.  These amounts were added to the related party advances account.

Note Payable - The Company has a note payable to an entity related to a shareholder of the Company (see note 3 – “Note payable Related Party”).

Management Compensation - For the year ended June 30, 2007 and 2006, the Company did not pay any compensation to any officer or director of the Company.

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

However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  The Company has an accumulated deficit of $436,477, and a working capital deficit of $2,180,370 as of June 30, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.

There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.