Form 10QSB
period 2007-09-30
COZUMEL CORP
filed 2008-10-17
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2007

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

                                                                                                                      at September 30, 2007

Transitional Small Business Format     Yes            No    X

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

                                                                       ASSETS

                                                                                                        September 30,         June 30,

                                                                                                               2007                   2007

                                                                                                          (unaudited)           (audited)

ASSETS

      Cash and cash equivalents                                                               $      2,918         $           --

      Prepaid expenses                                                                                    7,150                 8,800

            Total current assets                                                                         10,068                 9,999

      Inventory                                                                                          2,022,594           2,017,648

      Other assets – advances to related parties                                              21,532               36,532

           Total assets                                                                                $2,054,193    $    2,164,179

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                              $      3,192         $      3,192

    Advances - related party                                                                         54,534               54,534

    Convertible - note payable – related party                                             2,139,428           2,132,643

             Total current liabilities                                                                 2,197,154           2,190,369

Total liabilities                                                                                         2,197,154           2,190,369

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $.001 par value; 1,000,000 shares

   authorized; no shares issued and outstanding                                                     --                      --

 Common stock, $.001 par value; 20,000,000 shares

   authorized; 1,000,000 shares issued and outstanding                                      1,000                 1,000

 Additional paid in capital                                                                           352,016             309,287

Deficit accumulated during the

   development stage                                                                                (495,977)           (436,477)

Total stockholders’ equity (deficit)                                                            (142,961)           (126,190)

Total liabilities and stockholders’ equity (deficit)                                      $ 2,054,193         $ 2,190,369

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                                                                     FOR THE THREE                    INCEPTION

                                                                                                                                                                    MONTHS ENDED                (April 20, 1994)

                                                                                                                                                                        September 30,                               TO

                                                                                                                            2007                                            2006                         September 30, 2007

REVENUE                                                                                             $                     --                           $                       --          $                           --

OPERATING EXPENSES:

    General and administrative                                                                            16,770                                            37,399                             205,603

Operating loss                                                                                                   (16,770)                                          (37,399)                          (205,603)

OTHER INCOME (EXPENSE)

  Gain on sale of

     available-for-sale securities                                                                                  --                                                    --                                21,882

  Dividend income                                                                                                       --                                                    11                                 8,019

  Interest expense – related party                                                                    (42,729)                                          (36,537)                          (320,236)

    Total other income (expense)                                                                      (42,729)                                          (36,526)                          (290,335)

LOSS BEFORE

   INCOME TAXES                                                                                           (59,499)                                           (73,925)                          (495,938)

CURRENT TAX EXPENSE                                                                                       --                                                      --                                      39

NET LOSS                                                                                              $          (59,499)                              $            (73,925)              $         (495,977)

BASIC LOSS

   PER COMMON SHARE                                                                  $                (.06)                               $                  (.07)

WEIGHTED AVERAGE NUMBER

  OF COMMON SHARES                                                                  $        1,000,000                              $          1,000,000

NET LOSS                                                                                              $          (59,499)                              $            (73,925)          $             (495,977)

OTHER COMPREHENSIVE INCOME:

Unrealized (realized) holding gains on available

    for sale securities)                                                                           $                     --                                 $                     --            $                 21,882

Less:  reclassification adjustment for (gains)

    included in net income                                                                     $                     --                                $                     --            $               (21,882)

OTHER COMPREHENSIVE INCOME (LOSS)                                    $        (59,499)                                $            (73,295)          $              (495,977)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                                                                                                                    CUMULATIVE

                                                                                                                                                           FOR THE THREE                      FROM INCEPTION

                                                                                                                                                          MONTHS ENDED                          (April 20, 1994)

                                                                                                                                                              September 30,                                        TO

                                                                                                                  2007                                              2006                                 September 30, 2007

Cash Flows from Operating Activities:

  Net loss                                                                                         $       (59,499)                         $                 (73,925)                    $                  (495,977)

  Adjustments to reconcile net loss to net cash used by

      operating activities:

   Gain on sale of

      available-for-sale securities                                                                     --                                                       --                                            (21,882)

    Changes in assets and liabilities:

    Increase (decrease) in accounts payable                                                --                                                 6,216                                               3,192

    Increase in accrued interest - related party                                     42,729                                               36,537                                          350,237

    (Increase) decrease in prepaid expenses                                           1,650                                                       --                                             (7,150)

   (Increase) decrease in advances to related party                            15,000                                                      --                                            21,532

               Net cash used by

                operating activities                                                                     (120)                                            (16,667)                                       (193,111)

Cash Flows from Investing Activities:

  Purchase of available-for-sale securities                                                   --                                                       --                                        (202,139)

  Cash provided by sale of

      available-for-sale securities                                                                     --                                                        --                                        225,785

  Cash used in purchasing inventory                                                    (4,945)                                          (113,955)                                  (2,022,594)

      Net cash used by

         investing activities                                                                          (4,945)                                          (113,955)                                  (1,998,948)

Cash Flows from Financing Activities:

   Advances from related party                                                                        --                                                      --                                       112,574

   Repayment of related party advances                                                         --                                                      --                                       (58,040)

   Proceeds from convertible note payable - related party                     6,785                                            155,955                                   2,139,428

   Proceeds from sale of common stock                                                          --                                                       --                                          1,015

  Net cash provided used by

     financing activities                                                                               (6,785)                                           (155,955)                                 2,194,977

Net increase (decrease) in cash                                                              1,719                                               (15,332)                                       2,918

Cash balance at beginning of period                                                      1,199                                                 24,715                                               -

Cash at end of period                                                               $               2,918                                   $             40,047                 $                    2,918

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                                                 $                    --                                     $                     --                $                           --

     Income taxes                                                                       $                    --                                      $                     --                $                           --

Supplemental Schedule of Non-cash Investing and Financing Activities:

   Forgiveness of Debt                                                           $             42,729                                     $             36,537               $                 350,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007 and results of operations and cash flows for the three months ended September 30, 2007 and 2006, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

The note matured on December 31, 2005 and is now due on demand.  During the three months ended September 30, 2007 and 2005 interest expense was $42,729 and $36,526, respectively.  The related party has forgiven the accrued interest as incurred.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.The Company has determined the convertible debentures to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of September 30, 2007.

NOTE 3 - INCOME TAXES

At September 30, 2007, the Company has net operating loss carryforwards of approximately $495,977 available to offset future taxable income and expiring beginning in 2008 through 2027

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - During the quarter ended September 30, 2007, the officer/shareholder advanced $0.  At September 30, 2007, the Company owed the shareholder $54,534.  The shareholder owned the Company $21,532.  No interest is being accrued on the advances.

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

In March 2007, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2007, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2007 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge- like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 156 to have a material impact on the Company's financial position, results of operations or cash flows.

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

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF        OPERATIONS AND FINANCIAL CONDITION

The Company has a working capital deficit of approximately $2,194,000.  The Company is being funded by related party advances and loans.  We will need about $400,000 to complete our remaining yacht refit project. We have no revenues to date.

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