Form 10QSB
period 2007-12-31
COZUMEL CORP
filed 2008-10-17
CIK 1092793

                                     SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549

                                                                FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2007

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

                                                                                                                       at December 31, 2007

Transitional Small Business Format     Yes            No    X

COZUMEL CORPORATION

                                                  (A Development Stage Company)

                                               CONDENSED BALANCE SHEETS

                                                                     (Unaudited)

                                                                       ASSETS

                                                                                                                                     December 31,       June 30,

                                                                                                                                        2007                   2007

ASSETS                                                                                                                    (Unaudited)           (Audited)

     Cash and cash equivalents                                                                                   $     476,635      $        1,199

     Prepaid expenses                                                                                                           5,500                8,800

             Total current assets                                                                                                5,976                9,999

    Inventory                                                                                                                 2,027,544        2,017,648

    Other assets – advances to related party                                                                          6,582             36,532

Total assets                                                                                                               $ 2,040,152   $   2,164,179

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                                                       $    3,192      $     3,192

    Advances - related party                                                                                                54,534           54,534

    Convertible note payable – related party                                                                    2,142,133      2,132,693

             Total current liabilities                                                                                       2,199,859      2,190,369

Total liabilities                                                                                                               2,199,859      2,190,369

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding                                                                         --                     --

Common stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding                                                       1,000               1,000

Additional paid in capital                                                                                               394,823           309,287

Accumulated deficit during the development stage                                                          555,530         (436,477)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (159,706)         (126,190)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)           $      2,040,152 $    2,164,179

The accompanying notes are an integral part of the financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                                                                                            FROM

                                                                                                                                                                                                                  INCEPTION

                                                                                                            FOR THE THREE                     FOR THE SIX                          (APRIL 20

                                                                                                           MONTHS ENDED                    MONTHS ENDED                  1994) THROUGH

                                                                                                           DECEMBER 31,                         DECEMBER 31,                     DECEMBER 31

                                                                                                      2007                        2006                            2007                            2006           2007

REVENUES                                                                           $                        --     $                   --      $                   --         $                 --     $                         --

OPERATING EXPENSES

  General and administrative                                                                   16,746                  19,143                   33,516                     56,541                     229,349

   Operating loss                                                                                    (16,746)               (19,143)                (33,516)                   (56,541)                  (229,349)

OTHER INCOME (EXPENSE)

   Gain on sale of Available-for-sale

      Securities                                                                                                 --                          --                            --                              --                       21,882

   Dividend income                                                                                        --                            2                           --                             13                         8,019

   Interest expense - related party                                                        (42,807)                (39,236)               (85,536)                    (75,774)                   (363,403)

        Total other income (expense)                                                      (42,807)                (39,234)               (85,536)                     (75,761)                  (333,142)

INCOME (LOSS) BEFORE

  INCOME TAXES                                                                            (59,553)                (58,377)              (119,052)                  (132,302)                  (551,491)

CURRENT TAX EXPENSE                                                                       --                           --                          --                               --                              39

NET LOSS                                                                          $              (59,553)      $        (58,377)  $          (119,052)        $        (132,302)               $ (555,530)

BASIC LOSS

 PER COMMON SHARE                                                   $                  (.06)      $              (.06)     $              (.13)             $            (.13)

WEIGHTED AVERAGE NUMBER

 OF COMMON SHARES                                                              1,000,000              1,000,000            1,000,000                    1,000,000

NET LOSS                                                                          $              (59,553)      $        (58,377)     $      (119,052)          $        (132,302)            $ (555,530)

OTHER COMPREHENSIVE INCOME:

Unrealized holding gains on available for

   Sale securities                                                                                            --                           --                          --                                 --                  21,882

Less: reclassification adjustment for

  gains included in net income                                                                        --                           --                         --                                  --               (21,882)

COMPREHENSIVE INCOME

 (LOSS)                                                                                $              (59,553)    $        (58,377)  $            (119,052)        $        (132,302)      $    (555,530)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

                                                                           (A Development Stage Company)

                                                            CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                  (Unaudited)

                                                                                                                                                                                                                    CUMULATIVE

                                                                                                                                                              FOR THE SIX                          FROM INCEPTION

                                                                                                                                                          MONTHS ENDED                          (April 20, 1994)

                                                                                                                                                               December 31,                                         TO

                                                                                                                  2007                                              2006                                  December 31, 2007

Cash Flows from Operating Activities:

Net loss                                                                                         $       (119,052)                         $           (132,302)                           $          (555,530)

Adjustments to reconcile net loss to net cash

    used by operating activities:

    Gain on sale of available-for-sale securities                                            --                                                   --                                           (21,882)

    Accrued interest – related party                                                         85,536                                          75,774                                         393,044

    Changes in assets and liabilities:

    Increase (decrease) in accounts payable                                          12,130                                           12,130                                            3,192

    Increase in deferred tax liability                                                          29,950                                           29,505                                           (6,582)

               Net cash provided (used) by

                operating activities                                                                      (266)                                        (14,893)                                        (193,257)

Cash Flows from Investing Activities:

  Purchase of available-for-sale securities                                                    --                                                   --                                          (202,139)

  Proceeds from sale of available-for-sale

       securities                                                                                                    --                                                   --                                            225,785

    Cash used to purchase inventory                                                     (9,946)                                       (228,471)                                      (2,027,594)

      Net cash used by investing activities                                            (9,946)                                        (228,471)                                      (2,003,948)

Cash Flows from Financing Activities:

   Advances from related party                                                                     --                                                      --                                           112,574

   Repayment of related party advances                                                     --                                                       --                                            (58,040)

   Proceeds from note payable-related party                                        9,489                                            225,284                                         2,142,133

   Proceeds from sale of common stock                                                       --                                                      --                                                1,015

  Net cash provided (used) by

     financing activities                                                                           (9,489)                                          (225,284)                                       2,197,682

Net increase (decrease) in cash                                                           (733)                                               11,920                                                 476

Cash, balance at beginning of period                                                 1,199                                                24,715                                                      -

Cash, at end of period                                                          $                  476                                 $             36,635             $                                   476

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                                            $                     --                                 $                       --               $                                     --

     Income taxes                                                                                 $      --                                        $                --                                             $       --

Supplemental Schedule of Non-cash Investing and Financing Activities:

     Forgiveness of Debt                                                                $ 85,536                                 $               75,774             $                           393,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2007 and results of operations and cash flows for the three and six months ended December 31, 2007 and 2006, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.  The results of operations for the period ended December 31, 2007 and 2006 is not necessarily indicative of the operating results for the full year.

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

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 2 - NOTE PAYABLE - RELATED PARTY

In May, 2004, the Company issued a $150,000 note payable to an entity related to a shareholder of the Company The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note is due on demand and accrued interest at 8% per annum.  During the three months ended December 31, 2006 and 2004, interest expense was $22,619 and $3,000, respectively.  During the three months ended December 31, 2007 and 2006, the related party forgave accrued interest of $42,807 and $39,234, respectively.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The note was due on December 31, 2005 and is now due on demand.

NOTE 3 - INCOME TAXES

At December 31, 2007, the Company has net operating loss carry-forwards of approximately $555,530 available to offset future taxable income and expiring beginning in 2007 through 2028.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - At December 31, 2007, the Company owed the shareholder $54,534.  The shareholder owed the Company $6,582.  No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to a shareholder of the Company [see Note 2 Related Party].

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

COZUMEL CORPORATION

(A Development Stage Company)

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception of approximately $555,530 and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible acquisition with another company.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2008 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We do not believe that  FAS 159 will have any impact on our financial statements.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has a working deficit capital of $2,193,833.  The Company is being funded by officer advances and related party loans and has no revenues to date. Management estimates an additional $400,000 is required to complete work on its Burger yacht. We have no source of funds other than related party loans.

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