Form 10QSB
period 2008-03-31
COZUMEL CORP
filed 2008-10-17
CIK 1092793

                                     SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549

                                                                FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2008

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

                                                                                                                             at March 31, 2008

Transitional Small Business Format     Yes            No    X

                                   COZUMEL CORPORATION AND SUBSIDIARY

                                                  (A Development Stage Company)

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)

                                                                       ASSETS

                                                                                                          March 31,          June 30,

                                                                                                              2008                2007

CURRENT ASSETS

      Cash and cash equivalents                                                               $       885         $     1,199

Total current assets                                                                                     4,735                9,999

Inventory                                                                                             2,032,994         2,017,648

Prepaid expenses                                                                                        3,850                8,800

Other asset – advances to related party                                                       1,780              36,532

TOTAL ASSETS                                                                            $  2,039,508      $ 2,164,179

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                             $  18,769         $     3,192

    Accounts payable - related party                                                          54,534              54,534

    Note payable – related party                                                            2,091,504        2,132,643

             Total current liabilities                                                              2,164,808        2,190,369

TOTAL LIABILITIES                                                                         2,164,808         2,190,369

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value; 1,000,000 shares

  authorized; no shares issued and outstanding

Common stock, $.001 par value; 20,000,000 shares

  authorized; 1,000,000 shares issued and outstanding                                  1,000               1,000

Additional paid in capital                                                                          437,739            309,287

Retained earnings (deficit) accumulated during the development stage     (616,216)        (436,477)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (177,478)         (126,190)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                                  $      2,039,508  $     2,190,369

The accompanying notes are an integral part of the financial statements.

                                   COZUMEL CORPORATION AND SUBSIDIARY

                                                  (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     (Unaudited)

                                                                                                                                                                                                               FROM INCEPTION

                                                                                              FOR THE THREE                      FOR THE NINE                                (APRIL 20,

                                                                                              MONTHS ENDED                   MONTHS ENDED                            1994) THROUGH

                                                                                              MARCH 31,                              MARCH 31,                                        MARCH 31,

                                                                                                    2008                        2007                            2008                        2007              2008

REVENUES                                                                         $              --                $        --                   $            --                   $        --        $                  --

EXPENSES

  General and administrative                                                     17,772                  25,960                        51,287                      82,502                  73,285

   Operating loss                                                                       (17,772)                (25,960)                     (51,287)                    (82,502)               (73,285)

OTHER INCOME (EXPENSE)

   Gains on sale of available-for-

      sale securities                                                                              --                           --                                 --                              --                   21,882

   Dividend income                                                                            --                           --                                 --                              13                    7,996

   Interest expense – related party                                         (42,915)                  (41,079)                   (128,452)                  (116,852)               (84,287)

        Total other income (expense)                                         (42,915)                  (41,079)                   (128,452)                  (116,839)              (54,409)

INCOME (LOSS) BEFORE

  INCOME TAXES                                                                    (60,687)                 (67,039)                    (179,739)                  (199,341)            (616,177)

PROVISION FOR INCOME TAXES                                                --                             --                                --                               --                        39

NET INCOME (LOSS)                                                  $          (60,687)        $        (67,039)           $      (179,739)             $    (199,341)    $       (616,216)

BASIC INCOME (LOSS) PER

  COMMON SHARE                                                     $                (.06)        $              (.06)          $              (.20)            $            (.20)

WEIGHTED AVERAGE NUMBER

  OF COMMON SHARES                                           $        1,000,000         $      1,000,000         $      1,000,000             $    1,000,000

NET INCOME (LOSS)                                                  $          (60,687)         $        (67,039)          $      (179,739)              $    (199,341)    $       (616,216)

OTHER COMPREHENSIVE INCOME:

   Gains (loss) on sale of available-for-

      sale securities arising during the

       period                                                                                            --                             --                               --                                 --                   21,882

   Plus reclassification adjustment for (gains)

losses included in net income                                                          --                             --                               --                                 --                  (21,882)

INCOME (LOSS) BEFORE

INCOME TAXES                                                         $          (60,687)         $        (67,039)        $      (179,739)                 $    (199,341)     $      (616,216)

                                           The accompanying notes are an integral part of these unaudited condensed financial statements.

             COZUMEL CORPORATION AND SUBSIDIARY

                                                                                (A Development Stage Company)

                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      (Unaudited)

                                                                                                                                                              FOR THE NINE                        FROM INCEPTION

                                                                                                                                                             MONTHS ENDED                          (April 20, 1994)

                                                                                                                                                                     March 31,                                            TO

                                                                                                                     2008                                              2007                                     March 31, 2008

Cash Flows from Operating Activities:

  Net Income (loss)                                                                          $         (179,739)                          $         (199,341)                         $             (616,216)

  Adjustments to reconcile net loss to net cash used by

    operating activities:

  Gain on sale of available-for-sale securities                                                    --                                                  --                                            (21,882)

  Accrued interest – related party                                                              128,452                                       116,852                                           435,960

Changes in assets and liabilities:

    Increase (decrease) in accounts payable                                                       --                                          18,226                                               3,192

    (Increase) decrease in prepaid expenses                                                  4,950                                                  --                                             (3,850)

    (Increase) decrease in advance to related party                                    34,752                                          42,625                                            (1,780)

               Net cash used by

                 operating activities                                                                      (11,585)                                        (21,637)                                       (204,576)

Cash Flows from Investing Activities:

  Purchase of Marketable Securities                                                                     --                                                  --                                         (202,139)

  Proceeds from sale of available for sale securities                                           --                                                  --                                          225,785

  Purchase of inventory                                                                                 (15,345)                                     (321,992)                                    (2,032,994)

      Net cash used by

         investing activities                                                                              (321,992)                                    (321,992)                                     (2,009,348)

Cash Flows from Financing Activities:

   Advances from related party                                                                       10,000                                                --                                           112,574

   Repayment from related party                                                                              --                                                --                                           (58,040)

   Proceeds from sale of common stock                                                                  --                                                --                                              1,015

   Proceeds from note payable-related party                                               (16,616)                                      336,064                                      2,149,200

     Net cash flows provided by

     financing activities                                                                                     (16,616)                                      336,064                                     2,214,809

Net increase in cash                                                                                            (314)                                         (7,560)                                             884

Cash balance at beginning of period                                                                1,199                                         24,715                                                   -

Cash at end of period                                                                          $                  885                          $             17,148                 $                           884

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                                                     $                               --                         $                       --                  $                            --

     Income taxes                                                                            $                            601                         $                    601                 $                            --

Supplemental Schedule of Non-cash Investing and Financing Activities

     Forgiveness of debt- related party                                                 $           128,452                           $           116,852                 $                 435,960

     Contribution of asset in lieu of

     inventory purchase and prepayment of expenses                                      $       --                               $                 --                          $                  --

The accompanying notes are an integral part of these unaudited condensed financial statements.

                                   COZUMEL CORPORATION AND SUBSIDIARY

                                                  (A Development Stage Company)

  NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                 March 31, 2008

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31,  2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

March 31, 2008

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

March 31, 2008

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

March 31, 2008

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2008

NOTE 2 - NOTE PAYABLE - RELATED PARTY

In May 2006, the Company issued a $150,000 8% convertible note payable to an entity related to a stockholder of the Company. The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note is due on December 31, 2007 and accrues interest at 8% per annum. During the nine months ended March 31, 2008 and 2007, interest expense was $64,724 and $0, respectively.  During the nine months ended March 31, 2008 and 2007, the related party forgave accrued interest of $116,852 and $64,724, respectively.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The Company has determined the convertible debenture to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of March 31, 2008.

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances - During the nine months ended March 31, 2008 and 2007, an officer/stockholder of the Company advanced amounts to the Company. As of March 31, 2008, the Company owed the officer/stockholder $54,534 and the shareholder owed the Company $51,532. No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to a stockholder of the Company [see note 2 Note Payable Related Party].

NOTE 4 – STOCKHOLDER’S EQUITY (DEFICIT)

The authorized common stock of the Company consists of 20,000,000 shares of common stock with par value of $0.001 and 1,000,000 shares of preferred stock with a par value of $0.001.

                        A related party forgave accrued interest for the nine months ended March 31, 2008 in the amount of $116,852. (See note 2 Note Payable Related Party).

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO UNAUDITED CONOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2008

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The funds for the refitting of the yacht have been derived from a loan from a party related to the officer/director and from an officer/director.  All funds are loaned by the affiliated party at 8% interest. Management estimates an additional $400,000 is required to complete work on its Burger yacht. We have no source of funds other than related party loans.  Our working capital deficit as of March 31, 2008 is approximately $2,216,000.

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