Form 10-K
period 2008-06-30
COZUMEL CORP
filed 2008-10-17
CIK 1092793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number 0-27835

COZUMEL CORPORATION

(Exact name of registrant in its charter)

                         Delaware

33-0619262

        (State or other jurisdiction of incorporation or organization)  (I.R.S. Employer                                                                                                                                  Identification No.)

                 24351 Pasto Road, Suite B, Dana Point, California                                     92629

           (Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:             (949) 489-2400

Securities registered pursuant to Section 12(b) of the Act:              None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act: YES     NO  X

Indicate by check mark if the registrant is not required to filed reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES   X        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __       Accelerated filer  __       Non-accelerated filer __     Smaller reporting company _X__

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was not determinable since the Common Stock was not traded.

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2008:  Common Stock, $.001 Par Value - 1,000,000 shares

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

Marketing

We market our yachts through yacht brokerage and co-brokerage agreements. We have  a web site at cozumelyachts.com  To date we have not had sufficient funds to do so, but we intend in the future to advertise our yachts in print media and at boat shows. We may employ professional yacht brokers on a commission basis to market them as well.

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

Effect of Fuel Prices and General Economy

Almost all higher end yachts are powered by diesel engines. A significant increase in the price or tax on the sale, or an interruption in the supply of diesel fuel on a regional, national or international basis could adversely affect our sales and operating results. At various times in the past, diesel or gasoline fuel has been difficult to obtain, and we cannot assure you that the supply of those fuels will not be interrupted. In 2007 and 2008, fuel prices did increase substantially and, in conjunction with the real estate crisis in South Florida, the resale market for yachts has been severely affected. Until the market recovers, we will have a difficult time moving inventory.

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

Item 1A. RISK FACTORS

Investors should review the following risk factors which apply specifically to the Company.

We have no cash to complete our projects

We lack approximately $400,000 cash in order to finish the refit of the Burger yacht. We have no plans or sources of capital to fund this refit. All cash to date for our projects has been loaned by a related party. Until such time as we obtain more cash, we will not be able to finish this project and sell it.

The current economy and fuel prices have caused a down market in the yacht industry, so we are unable to sell our inventory. .

For the past two years, the market for new and used yachts has declined due to the worsening economic conditions in the USA. The lower and mid markets (combined, less than $10 million sale price) have been adversely effected by the increases in fuel prices.  In the industry, inventory levels are high. Until such time as an economic turnaround occurs and fuel prices moderate, we will likely be unable to realize any sale of our inventory or will be forced to sell at significant losses. This will likely be a matter of years and not months.

Lack of full time personnel and lack of funds means Company is at a standstill.

Our management devotes only part time to the business of the Company. We have no full time employees. Until we have found personnel and have funds to recommence our refit, the Company is unable to further its business plan.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

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

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock has not traded.  As of June 30, 2008, there were 111 stockholders of record.

Sales of Unregistered Securities -  Not Applicable.

 Report of Offering of Securities and Use of Proceeds Therefrom.  -  not applicable

Company repurchases of common stock during the year ended June 30, 2008.

There were no Company repurchases of common stock during the year ended June 30, 2008.

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

Change of Control.

There have been no changes of control.

Item 6.

SELECTED FINANCIAL DATA.

         We are not required to supply this information because we are a smaller reporting company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not yet enjoyed any revenues. As of June 30, 2008, we have expended $2,045,231 for the acquisition of four yachts and their refit. All of our capital needs have been supplied by advances from an officer and director or proceeds on a convertible debenture that have been advanced by an affiliate of that officer and director. The interest rate on the note is 8%, but due to the related party nature of the note, the interest expense is forgiven and accounted for as additional paid in capital. The refit is complete on three yachts and we estimate that the refit of the remaining yacht will require an additional $400,000. We understand that this amount is beyond the financial capability of the current funding source and we intend to carry out a public or private offering of stock or debt as soon as the Registrant can obtain a listing of its common stock. However, we have no arrangement or understanding for any funding. The affiliate is under no legal obligation to continue to supply funding.  An additional yacht which we refitted was transferred to our officer in June 2006 at its cost of $154,157, to repay accrued compensation of $55,000 to this person and to furnish a credit against his future compensation, which credit was wholly utilized in the year ended June  30, 2008.

In the years ended June 30, 2008 and 2007, we received dividend income from invested funds of $0 and $13, respectively.

As of June 30, 2008, we had a cash overdraft of $141.  Our cash needs to complete all projects is estimated to be $400,000. A party affiliated with a shareholder has indicated that it can loan only a portion of these funds to the Company, but is under no legal obligation to do so. If we are unable to obtain sufficient funding, we will not be able to complete projects and realize revenue upon their sale. In the year ended June 30, 2008, our cash needs were met by related party loans of $33,617.

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have no risk sensitive market instruments that would be reportable under this item.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company required to be included in Item 7 are set forth following the signature page hereof.

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

Item 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Internal Control over Financial Reporting

Our management’s evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

2.  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

3.  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, we determined that the following deficiencies constituted a material weakness, as described below.

                                                                                                           10

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee. There is no policy on fraud and no code of ethics at this time.  A whistleblower policy is not necessary given the small size of the organization.

2.

Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION. Not Applicable.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Item 11. EXECUTIVE COMPENSATION

Mr. Hand was accrued compensation of $5,000 per month commencing on July 1, 2005. Of this amount, $55,000 was satisfied in June 2006 by the transfer of inventory to Mr. Hand at cost. In the month of June 2006 $5,000 was credited from a related party receivable of $99,157 as of the transfer. This related party receivable was substantially utilized in the year ended June 30, 2008, and the accounts payable related party as of June 30, 2008  payable included $25,000 in accrued compensation to Mr. Hand. See “Certain Transactions.”

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Hand from time to time has advanced certain amounts for the Company. These amounts are unsecured, due on demand and bear no interest. The amount outstanding at June 30, 2008 and 2007 was $79,534 and $54,534, respectively; all of the increase from 2007 to 2008 represents accrued compensation.   In June 2006, the Company transferred a yacht held in inventory to Mr. Hand at its cost of $154,197.  This amount was credited against Mr. Hand’s compensation of $5,000 per month for the months of July 2005 to May 2006, inclusive, and the remainder of $99,157 was accounted for as a non-interest bearing advance to Mr. Hand, to be amortized against his monthly compensation. As of June 30, 2008 and 2007, the amount of this advance was $0, $36,532, respectively, which includes expenses paid by the Company and Mr. Hand’s behalf in 2007 of $2,375.

An investment fund controlled by Mr. Hand has loaned funds to the Company under a Convertible Debenture. The funds bear interest at 8% per annum and are secured by a lien on the assets of the Company. The amount outstanding at June 30, 2008 and 2007 was $2,166,260 and $2,132,643, respectively. The interest has been forgiven by the holder and classified as contributed capital.

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

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)

The following financial statements are filed herewith

Report of Independent Certified Public Accounting Firm

Consolidated Balance Sheet as of June 30, 2008

Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended June 30, 2008 and 2007 and the period Inception to June 30, 2008

Consolidated Statement of Stockholder’s Equity (Deficit) from Inception to June 30, 2008

Consolidated Statement of Cash Flows for the years ended June 30, 2008 and 2007 and the period Inception to June 30, 2008

Notes to Consolidated Financial Statements

No financial statement schedules are required to be filed.

(b)

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

         10.                Material Contracts

      10.1 Convertible Debenture. Filed herewith.

16. Changes in Accountants

16.1 Letter from Pritchett, Siler and Hardy, P.C. Filed with our Current Report on Form 8-K dated September 14, 2005.

16.2

 Letter from De Joya Griffith & Company LLC. Filed with our Current Report on Form 8-K/ A dated September 8, 2008.

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

--------------------------------------------------------------------------

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

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cozumel Corporation

Dana Point, California

We have audited the accompanying balance sheet of Cozumel Corporation as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods ended June 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cozumel Corporation (A Developmental Stage Company) as of June 30, 2008, and the results of its operations and its cash flows for the periods ended June 30, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has faced recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC

Issuing Office: Independence, MO

October 12, 2008

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2008

As of

June 30,

2008

____________

ASSETS

Cash and cash equivalents

$

--

Prepaid expenses

5,800

Total current assets

5,800

Inventory

2,045,438

Other asset – advance to related party

3,134

Total assets

$

2,054,372

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Cash overdraft

$

141

Accounts payable

13,183

Advances due to – related party

79,534

Note payable – related party

2,166,260

Total current liabilities

2,258,977

STOCKHOLDERS' EQUITY (Note 4)

Preferred stock, $.001 par value, 1,000,000 shares

authorized; -0-  shares issued and outstanding

--

Common stock, $.001 par value, 20,000,000 shares

authorized; 1,000,000 shares issued and outstanding

1,000

Additional paid in capital

480,935

Accumulated deficit during the development stage

(686,681)

Total stockholders’ equity

(204,746)

Total liabilities and stockholders’ equity

$

2,054,372

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

For the

Years ended

From Inception

June 30,

(April 20, 1994)

______________________

Through

2008

2007

June 30, 2008

____________

___________

__________

REVENUE

$

--

$

--

$

--

EXPENSES:

General and administrative

78,555

99,398

(267,387)

LOSS BEFORE OTHER

INCOME (EXPENSE)

(75,555)

(99,398)

(267,387)

OTHER INCOME (EXPENSE)

Gain on sale of available-for-sale securities

--

--

21,882

Dividend income

--

13

8,019

Interest expense – related party

(171,648)

(159,212)

(449,155)

Total other income (expense)

(171,648)

(159,199)

(419,254)

LOSS BEFORE PROVISION FOR INCOME TAXES

(250,203)

(258,597)

(686,641)

PROVISION FOR INCOME TAXES (See Note 3)

--

--

39

NET INCOME (LOSS) AFTER PROVISION FOR INCOME

TAXES

$

(250,203)

$

(258,597)

$

(686,681)

PER SHARE INFORMATION:

NET INCOME (LOSS) PER SHARE

-

1,000,000 SHARES ISSUED

$

(.25)

$

(.26)

$

(.69)

BASIC WEIGHTED AVERAGE NUMBER

OF COMMON SHARES OUTSTANDING

1,000,000

1,000,000

1,000,000

DILUTED WEIGHTED AVERAGE NUMBER

OF COMMON SHARES OUTSTANDING

1,000,000

1,000,000

1,000,000

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

From Inception (April 20, 1994) through June 30, 2008

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Other	During the	Stockholders
	____________	_________	_____________	____________	Paid In	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Income	Stage	(Deficit)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, April 20, 1994	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of 1,000,000 shares of common
stock for cash of $1,015, or $.001 per
share, April 20, 1994	-	-	1,000,000	1,000	15	-	-	1,015

Net loss	-	-	-	-	-	-	(42)	(42)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1994	-	-	1,000,000	1,000	15	-	(42)	973

Net loss	-	-	-	-	-	-	(338)	(338)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1995	-	-	1,000,000	1,000	15	-	(380)	635

Net loss	-	-	-	-	-	-	(320)	(320)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1996	-	-	1,000,000	1,000	15	-	(700)	315

Net loss	-	-	-	-	-	-	(314)	(314)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1997	-	-	1,000,000	1,000	15	-	(1,014)	1

Net loss	-	-	-	-	-	-	(312)	(312)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1998	-	-	1,000,000	1,000	15	-	(1,326)	(311)

Net loss	-	-	-	-	-	-	(790)	(790)
	__________	_________	___________	__________	__________	__________	__________	_________
BALANCE, June 30, 1999	-	-	1,000,000	1,000	15	-	(2,116)	(1,101)

The accompanying notes are an integral part of this financial statement.

Net loss	-	-	-	-	-	-	(1,134)	(1,134)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2000	-	-	1,000,000	1,000	15	-	(3,250)	(2,235)
Net loss	-	-	-	-	-	-	(947)	(947)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2001	-	-	1,000,000	1,000	15	-	(4,197)	(3,182)
Net loss	-	-	-	-	-	-	(1,519)	(1,519)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2002	-	-	1,000,000	1,000	15	-	(5,716)	(4,701)
Net loss	-	-	-	-	-	-	(154)	(154)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2003	-	-	1,000,000	1,000	15	-	(5,870)	(4,855)
Unrealized holding gain	-	-	-	-	-	2,980	-	2,980

Accrued interest expense forgiven by
related party accounted for as
contribution to capital	-	-	-	-	1,414	-	-	1,414
Net loss	-	-	-	-	-	(764)	(764)	(764)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2004	-	-	1,000,000	1,000	1,429	2,980	(6,634)	(1,225)
Contribution to Capital	-	-	-	-	49,915	-	-	49,915
Realization of holding loss						(2,980)		(2,980)
Net loss	-	-	-	-	-	-	(2,330)	(2,330)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2005	-	$ -	1,000,000	$ 1,000	$ 51,344	$ -	$ (8,964)	$ 43,380
Contribution to Capital	-	-	-	-	98,732	-	-	98,732
Net loss	-	-	-	-	-	-	(168,917)	(168,917)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2006	-	$ -	1,000,000	$ 1,000	$ 150,575	$ -	$ 177,880	$ (26,805)
Contribution to Capital	-	-	-	-	159,212	-	-	159,212
Net Capital loss	-	-	-	-	-	-	(258,597)	(258,597)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2007	-	$ -	1,000,000	$ 1,000	$ 309,287	$ -	$ (436,477)	$ (126,190)
	__________	__________	___________	__________	__________	__________	__________	__________
Contribution to Capital	-	-	-	-	171,648	-	-	-
Net Capital loss	-	-	-	-	-	-	(250,203)	(250,203)
	__________	__________	___________	__________	__________	__________	__________	__________
BALANCE, June 30, 2008	-	$ -	1,000,000	$ 1,000	$ 480,935	$ -	$ (686,681)	$ (204,746)
	_________	_________	__________	_________	_________	_________	_________	_________

The accompanying notes are an integral part of this financial statement.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

For the

From Inception

Years ended

April 20, 1994

June 30,

Through

_____________________

June 30, 2008

2008

2007

____________

___________

__________

Cash Flows From Operating Activities:

Net loss

$

(250,203)

$

(258,597)

$

(686,681)

Adjustments to reconcile net loss to net cash used by

  operating activities:

(Increase) decrease in:

Inventory

(27,790)

(352,807)

(2,045,438)

Prepaid expenses

3,000

(8,799)

(5,800)

Related party advances

33,398

57,625

(3,134)

Increase (decrease) in:

Accounts payable

9,991

2,649

13,183

Net cash provided (used) by operating activities

(231,604)

(559,930)

(2,727,870)

Cash Flows From Investing Activities:

Gain on sale of available-for-sale securities

--

--

(21,882)

Forgiveness of interest – related party

171,648

159,212

479,156

Purchase of available-for-sale securities

--

--

(202,139)

Proceeds from sale of available-for-sale securities

--

--

225,785

Net cash provided (used) by investing activities

171,648

159,212

480,920

Cash Flows From Financing Activities:

Cash deficit

141

--

141

Advances from related party

25,000

--

137,574

Repayment of advances due to related party

--

--

(58,040)

Proceeds from note payable - related party

33,616

377,702

2,166,260

Proceeds from sale of common stock

--

1,015

Net cash  (used) provided by financing activities

58,757

377,702

2,246,950

Net Increase (Decrease)  in Cash

(1,199)

(23,156)

--

Cash at Beginning of Period

1,199

24,715

--

Cash at End of Period

$

--

$

1,199

$

--

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

--

$

--

$

--

Income taxes

$

--

$

--

$

--

Supplemental Schedule of Non-cash Investing and Financing Activities:

Forgiveness of debt- related party

$

171,648

$

159,212

$

479,156

Asset contribution of asset in lieu of

inventory purchase

$

--

$

--

$

30,000

The accompanying notes are an integral part of these financial statements.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2008 AND 2007

A summary of significant accounting policies of Cozumel Corporation (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Companys.”

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

Inventory - Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. At June 30, 2008, inventory includes one Burger 74’ motor yacht in process of refit and three smaller yachts whose refits have been completed.

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2008 AND 2007

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2008 AND 2007

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

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE  FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2008 AND 2007

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

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows: a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2008 AND 2007

New Accounting Pronouncements (continued)

of Position c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics) d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

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

NOTE 2 - NOTE PAYABLE RELATED PARTY

In May 2004, the Company issued a $150,000 note payable to an entity related to a shareholder of the Company The conversion price for the Debentures in effect on any Conversion Date shall be the lesser of (a)  $0.01 (the “Fixed Conversion Price”) and (b) one hundred percent (100%) of the average of the three (3) lowest closing bid prices per share of the Common Stock during the forty (40) Trading Days immediately preceding the Conversion Date (the “Floating Conversion Price”); provided, however, that the aggregate maximum number of shares of Common Stock that the First Debenture and Second Debenture may be converted into shall be Three Million (3,000,000) shares (the “Maximum Conversion”); and further provided, however, that upon the Maximum Conversion, the Company may, at its option (a) increase the Maximum Conversion or redeem the unconverted amount of the Debentures in whole or in part at one hundred twenty five percent (125%) of the unconverted amount of such Debentures being redeemed plus accrued interest thereon. For purposes of determining the closing bid price on any day, reference shall be to the closing bid price for a share of Common Stock on such date on the OTCBB (or such other exchange, market, or other system that the Common Stock is then traded on), as reported on Bloomberg, L.P. (or similar organization or agency succeeding to its functions of reporting prices). The note is due on demand and accrues interest at 8% per annum.  During the year ended June 30, 2008 and 2007, respectively, interest expense was $171,648 and $160,522.  During the years ended June 30, 2008 and 2007, respectively, the related party forgave accrued interest of $171,648 and $160,522.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution. The Company has determined the convertible debenture to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of June 30, 2008.

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2008 AND 2007

NOTE 3 - INCOME TAXES

At June 30, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $686,681 and $437,772, respectively, which expires in varying amounts between 2008 and 2027.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$ 231,775	$ 153,220
Total deferred tax assets
	(231,775)	(153,220)
Less: Valuation Allowance	--	--

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of June 30, 2008 and 2007 was $231,775 and $153,220, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2008 and 2007 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30:

	2008	2007

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(8.7)%	(8.7)%
Change in valuation allowance	43.7%	43.7%

Effective tax rate	0.0%	0.0%

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2008.

Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001.  On April 20, 1994, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock.  The shares were issued for cash of $1,015 (or $.001 per share).

COZUMEL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDING JUNE 30, 2008 AND 2007

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan.  The plan expired in 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

Advances - During the years ended June 30, 2008 and 2007, a former officer/shareholder of the Company directly paid expenses totaling $0 and $0 on behalf of the Company.  No interest is being accrued on the advances.  In the years ended June 30, 2008 and 2007, the Company directly paid $1,602 and $2,375 on behalf of this officer. These amounts were added to the related party advances account.

Note Payable - The Company has a note payable to an entity related to a shareholder of the Company (see note 3 – “Note payable Related Party”).

Management Compensation - For the year ended June 30, 2008 and 2007, the Company accrued $5,000 a month in compensation to the officer/director of the Company.  These amounts were first netted against the advances to related party ($60,000 in 2007 and $35,000 in 2008) and $25,000 in 2008 was attributed to accounts payable related party.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  The Company has an accumulated deficit of $686,681, and a working capital deficit of $2,253,177 as of June 30, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

