Form 10-Q
period 2008-09-30
COZUMEL CORP
filed 2008-11-14
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2008

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

                                                               Yes    X           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company þ
(Do not check if a smaller reporting company)

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                                                     1,100,000

Title of Class                                                                                        Number of Shares outstanding

                                                                                                                         at November 6, 2008

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

                                                                       ASSETS

                                                                                                        September 30,         June 30,

                                                                                                               2008                   2008

                                                                                                          (unaudited)           (audited)

ASSETS

      Cash and cash equivalents                                                               $      1,912         $           --

      Prepaid expenses                                                                                    4,150                 5,800

            Total current assets                                                                           6,062                 5,800

      Inventory                                                                                          1,922,910           2,045,438

      Other assets – advances to related parties                                                4,023                 3,134

         Total assets                                                                         $1,932,994         $          2,054,372

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable                                                                              $    24,721         $    13,183

    Cash overdraft                                                                                               --                   141

    Advances - related party                                                                         94,534               79,534

    Convertible - note payable – related party                                             2,177,260           2,166,260

             Total current liabilities                                                                 2,296,515           2,259,117

Total liabilities                                                                                         2,296,515           2,259,117

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $.001 par value; 1,000,000 shares

   authorized; no shares issued and outstanding                                                     --                      --

 Common stock, $.001 par value; 20,000,000 shares

   authorized; 1,000,000 shares issued and outstanding                                      1,000                 1,000

 Additional paid in capital                                                                           524,387             480,935

Deficit accumulated during the

   development stage                                                                                (888,907)           (686,681)

Total stockholders’ equity (deficit)                                                            (363,520)           (204,746)

Total liabilities and stockholders’ equity (deficit)                                      $ 1,932,994         $ 2,054,372

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                  FOR THE THREE                             INCEPTION

                                                                                  MONTHS ENDED                          (April 20, 1994)

                                                                                September 30,                                               TO

                                                                                 2008                               2007                 September 30, 2008

REVENUE                                                  $                     --        $                       --                    $                                 --

OPERATING EXPENSES:

    General and administrative                                   158,775                         16,770                                             296,162

Operating loss                                                       (158,775)                      (16,770)                                          (296,162)

OTHER INCOME (EXPENSE)

  Gain on sale of

     available-for-sale securities                                           --                                 --                                               21,882

  Dividend income                                                              --                                 --                                                 8,019

  Interest expense – related party                              (43,452)                      (42,729)                                          (492,607)

          Total other income (expense)                         (43,452)                      (42,729)                                          (462,706)

LOSS BEFORE

   INCOME TAXES                                             (202,227)                      (59,499)                                          (888,868)

CURRENT TAX EXPENSE                                            --                                 --                                                      39

NET LOSS                                                 $        (202,227)        $            (59,499)                    $                    (888,907)

BASIC LOSS

   PER COMMON SHARE                       $                (.20)        $                  (.06)

WEIGHTED AVERAGE NUMBER

  OF COMMON SHARES                       $        1,000,000        $          1,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COZUMEL CORPORATION

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                                                               CUMULATIVE

                                                                               FOR THE THREE                                                FROM INCEPTION

                                                                              MONTHS ENDED                                                      (April 20, 1994)

                                                                                    September 30,                                                           TO

                                                                                2008                            2007                             September 30, 2008

Cash Flows from Operating Activities:

  Net loss                                                                $       (202,227)         $                 (59,499)       $               (888,907)

  Adjustments to reconcile net loss to net cash used by

      operating activities:

   Gain on sale of  available-for-sale securities                              --                                        --                          (21,882)

    Changes in assets and liabilities:

    Increase (decrease) in:

       Accounts payable                                                         11,538                                        --                            24,721

        Cash overdraft                                                                (141)                                        --                                   --

     (Increase) decrease in:

       Prepaid expenses                                                            1,650                                     1,650                          (4,150)

       Inventory                                                                     122,529                                  (4,945)                     1,922,910

       Advances to related party                                                 (890)                                  15,000                            4,023

               Net cash used by

                    operating activities                                           (67,541)                                 (47,794)                  (2,817,151)

Cash Flows from Investing Activities:

  Purchase of available-for-sale securities                                       --                                            --                      (202,139)

  Cash provided by sale of

      available-for-sale securities                                                       --                                            --                        225,785

  Forgiveness of Interest Related Party                                    43,542                                    42,729                        522,608

      Net cash used by  investing activities                                 43,542                                    42,729                        546,254

Cash Flows from Financing Activities:

   Advances from related party                                               15,000                                           --                          152,574

   Repayment of related party advances                                          --                                           --                           (58,040)

   Proceeds from convertible note payable - related party       11,000                                      6,785                       2,177,260

   Proceeds from sale of common stock                                         --                                            --                              1,015

  Net cash provided used by

     financing activities                                                                   26,000                                  6,785                                                  2,272,809

Net increase (decrease) in cash                                                1,912                                  1,719                         1,912

Cash balance at beginning of period                                                --                                   1,199                               -

Cash at end of period                                                    $               1,912                $               2,918     $                 1,912

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for:

     Interest                                                                       $                    --                 $                     --      $                      --

     Income taxes                                                              $                    --                   $                     --     $                     --

Supplemental Schedule of Non-cash Investing and Financing Activities:

   Forgiveness of Debt                                                   $             43,452                      $             42,729     $522,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and results of operations and cash flows for the three months ended September 30, 2008 and 2007, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

The note matured on December 31, 2005 and is now due on demand.  During the three months ended September 30, 2008 and 2007 interest expense was $43,542 and $42,729, respectively.  The related party has forgiven the accrued interest as incurred.  Due to the related party nature of the forgiveness, the Company accounted for it as a capital contribution.The Company has determined the convertible debentures to not have a beneficial conversion feature; therefore, no beneficial conversion feature has been recorded as of September 30, 2007.

NOTE 3 - INCOME TAXES

At September 30, 2008, the Company has net operating loss carryforwards of approximately $888,907 available to offset future taxable income and expiring beginning in 2009 through 2028.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances - During the quarter ended September 30, 2008, the officer/shareholder advanced $15,000, consisting of salary accruals of $15,000 per month.  At September 30, 2008, the Company owed the shareholder $94,534.  The shareholder owned the Company $4.029.  No interest is being accrued on the advances.

Note Payable - The Company has a note payable to an entity related to an officer/shareholder of the Company [see note 2].

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses of approximately $888,907 since its inception and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible acquisition with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

In December 2007, the FASB issued Financial Accounting Standard No. 141(R), “Business Combinations,” or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the effect FAS 141(R) may have on our consolidated financial statements in future periods.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF        OPERATIONS AND FINANCIAL CONDITION

We have not yet enjoyed any revenues. We had a loss of $202,227 and $59,499 for the three months ended September 30, 2008 and 2007, respectively.. We wrote down inventory by $130,000 in the September 30, 2008 quarter to reflect the worsening market for powerboats, to reflect the reduced value of Hatteras which became lower than our cost basis on the yacht. Our operating expenses consist primarily of $5,000 accrued each  month for management compensation; storage costs of under $1,000 per month, accounting and auditing costs and miscellaneous franchise tax, bank charges,  and similar costs. Since 2005, other income has been comprised of interest accrued on interest on a related party note. The interest accrued was $43,542 and $42,729, respectively for the three months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and June 30, 2008, we have expended $2,052,910 and $2,045,231, respectively for the acquisition of four yachts and their refit. We wrote off $130,000 of this amount in the three months ended September 30, 2008. All of our capital needs through September 30, 2008 have been supplied by advances from an officer and director or proceeds on a convertible debenture that have been advanced by an affiliate of that officer and director. The interest rate on the note is 8%, but due to the related party nature of the note, the interest expense is forgiven and accounted for as additional paid in capital. The interest forgiven as of September 30, 2008 is $532,372.  The refit is complete on three yachts and we estimate that the refit of the remaining yacht will require an additional $400,000. We understand that this amount is beyond the financial capability of the current funding source and we intend to carry out a public or private offering of stock or debt as soon as the Registrant can obtain a listing of its common stock. However, we have no arrangement or understanding for any funding. The affiliate is under no legal obligation to continue to supply funding.  An additional yacht which we refitted was transferred to our officer in June 2006 at its cost of $154,157, to repay accrued compensation of $55,000 to this person and to furnish a credit against his future compensation, which credit was wholly utilized in the year ended June  30, 2008.

                 As of June 30, 2008, we had a cash overdraft of $141, and we had cash of $1,192 as of September 30, 2008.  Our cash needs to complete the Burger refit is estimated to be $400,000. The other projects are ready for resale. A party affiliated with a shareholder has indicated that it can loan only a portion of these funds to the Company, but is under no legal obligation to do so. If we are unable to obtain sufficient funding, we will not be able to complete projects and realize revenue upon their sale. In the year ended June 30, 2008, our cash needs were met by related party loans of $33,617. In the three months ended September 30, 2008, our cash needs were met by related party loans of $11,000. Subsequent to September 30, 2008, we sold 100,000 shares to an investment fund controlled by our officer and director, for cash of $10,000.

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

            Any or all of our forward looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this prospectus.

Contractual Obligations and Off-Balance Sheet Arrangements

            We do not have any contractual obligations or off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2008.Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

                                                                                    COZUMEL CORPORATION

Date: November 14, 2008                                             By:/s/ Jehu Hand

                                                                                           Jehu Hand,

                                                                                           President and Chief Financial

                                                                                           Officer (chief financial officer

                                                                                           and accounting officer and duly

                                                                                           authorized officer)