Form 10-K/A
period 2009-03-31
COZUMEL CORP
filed 2010-09-23
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2009

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to    ___________

Commission File Number 0-30595

PACIFIC LAND AND COFFEE CORPORATION

(Exact name of small business issuer in its charter)

Delaware

33-0619256

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

500 Alakawa St. #220C

Honolulu, Hawaii

96817

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:               (808) 847-3120

Securities registered pursuant to Section 12(b) of the Act:              None_______

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes _ No X

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes _ No X

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

Large accelerated filer

___

       Accelerated filer ____

Non-accelerated filer__ (Do not check if a smaller reporting company) Smaller reporting company X

  State issuer's revenues for its most recent fiscal year: $.318,441

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $3,707,610  based on a closing sale price of $2.00 on that date.

  The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2009:

 Common Stock, $.001 Par Value – 12,744,888 shares            Preferred Stock $.001 Par Value     900,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

This amended Form 10-K is filed solely to amend Item 8A, Controls and Procedures (renumbered as 9A(T)), and to file updated certifications (Exhibits 31 and  32).

Item 9A (T).  CONTROLS AND PROCEDURES

We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure.

As of the end of the period covered by this report (March 31, 2010) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  .Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.

Document Description

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Filed here with

(b)

Reports on Form 8-K.- None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 2010.

PACIFIC LAND AND COFFEE CORPORATION

By:

/s/ John L. Hales

John L. Hales

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September  22, 2010.

By:

/s/ John L. Hales

Chief Executive Officer

Rod Solow

(principal executive officer)

By:

/s/ Andrew Reid

Director

Andrew Reid

By:

/s/ Dennis P. Nielsen

Director

Dennis P. Nielsen

By:

/s/ Tyrus C. Young

Chief Financial Officer

Tyrus C. Young

(principal financial and accounting officer)

4