Form 10-K/A
period 2009-03-31
COZUMEL CORP
filed 2010-10-12
CIK 1092793

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

0

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

Exhibit No.

Document Description

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Filed here with

(b)

Reports on Form 8-K.- None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 12, 2010.

PACIFIC LAND AND COFFEE CORPORATION

By:

/s/ Andrew V. Reid

Andrew V. Reid

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on October 12, 2010.

By:

/s/ Andrew V. Reid

Chief Executive and Financial Officer and Director

Andrew V. Reid

(principal executive officer and financial and accounting officer)

By:

/s/ Michael Bowers

President and Director

Michael Bowers

By:

/s/ Bruce Gwyn

Director

Bruce Gwyn

3