Form 10-K/A
period 2010-03-31
COZUMEL CORP
filed 2010-10-12
CIK 1092793

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2010

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to    ___________

Commission File Number 0-30595

PACIFIC LAND AND COFFEE CORPORATION

(Exact name of small business issuer in its charter)

Delaware

33-0619256

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

1818 Kahai St.

Honolulu, Hawaii

96819

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES   X        NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    __

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

___

       Accelerated filer ____

Non-accelerated filer__ (Do not check if a smaller reporting company) Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]    No  [  X ]

 State issuer's revenues for its most recent fiscal year: $ 408,436

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price                      at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 3,647,612based on a closing sale price of $2.00 on that date.

  The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2010:

 Common Stock, $.001 Par Value – 12,744,888 shares            Preferred Stock $.001 Par Value     900,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

This amended Form 10-K is filed solely to amend Item 8A, Controls and Procedures (renumbered as 9A(T), and to file updated certifications (Exhibits 31 and  32).

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

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Filed herewith

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